Form 10-Q
period 1997-09-30
PETROGLYPH ENERGY INC
filed 1997-12-04
CIK 1038052

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____ to _____


                      Commission File Number:  000-23185


                            PETROGLYPH ENERGY, INC.
            (Exact name of Registrant as specified in its charter)


             DELAWARE                              74-2826234
   (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or                    Identification No.)
           organization)



          6209 NORTH HIGHWAY 61
            HUTCHINSON, KANSAS                        67502
(Address of principal executive offices)            (Zip Code)


                                (316) 665-8500
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                              ---   ---

     As of November 30, 1997, 5,458,333 shares of common stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.

================================================================================

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

Forward Looking Information and Risk Factors.................................  1

                        PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------

           Combined Balance Sheets as of September 30, 1997 and
               December 31, 1996.............................................  2
           Combined Statements of Operations for the Three and Nine
               Months Ended September 30, 1997 and 1996......................  3
           Combined Statements of Cash Flows for the Nine Months Ended
               September 30, 1997 and 1996...................................  4
           Notes to Combined Financial Statements............................  5

Item 2.    Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
               and Results of Operations.....................................  7
               -------------------------

                          PART II -- OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................. 12
           --------------------------------

           Signatures........................................................ 13

                            PETROGLYPH ENERGY, INC.

                 FORWARD LOOKING INFORMATION AND RISK FACTORS

    Petroglyph Energy, Inc. (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells the Company anticipates drilling in quarterly and annual periods, the Company's projected financial position, results of operations, business strategy and other plans and objectives for future operations.
Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include but are not limited to risks inherent in drilling and other development activities, the timing and extent of changes in commodity prices, unforeseen engineering and mechanical or technological difficulties in drilling wells and implementing enhanced oil recovery programs, the availability, proximity and capacity of refineries, pipelines and processing facilities, shortages or delays in the delivery of equipment and services, land issues, federal, state and tribal regulatory developments and other risks more fully described in the Company's filings with the Securities and Exchange Commission. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

ITEM 1. FINANCIAL STATEMENTS

                            PETROGLYPH ENERGY, INC.
                            Combined Balance Sheets
                                (in thousands)

                             ASSETS                               SEPTEMBER 30,   DECEMBER 31,
                                                                       1997           1996
                                                                  --------------  -------------
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                             $ 1,573        $ 1,578
  Accounts receivable:
     Oil and natural gas sales                                            1,061          1,178
     Other                                                                  634            237
  Inventory                                                               1,016          1,065
  Prepaid expenses                                                          149            125
                                                                        -------        -------
     Total Current Assets                                                 4,433          4,183
                                                                        -------        -------
Property and equipment, successful efforts method at cost:
     Proved properties                                                   20,372         13,267
     Unproved properties                                                  2,014          1,270
     Pipelines, gas gathering and other                                   6,941          3,430
                                                                        -------        -------
                                                                         29,327         17,967
  Less---Accumulated depletion, depreciation, and amortization           (6,299)        (5,084)
                                                                        -------        -------
  Property and equipment, net                                            23,028         12,883
  Other assets, net of accumulated amortization                           1,528            404
                                                                        -------        -------
                                                                        $28,989        $17,470
                                                                        =======        =======

LIABILITIES AND OWNERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities:
    Trade                                                               $ 5,693        $ 3,768
     Oil and natural gas sales                                              482            657
     Deferred revenue                                                         -             46
     Current portion of long-term debt                                       89             25
     Other                                                                1,177            227
                                                                        -------        -------
       Total Current Liabilities                                          7,441          4,723
Long-term debt                                                            9,065             52
Owners' equity                                                           12,483         12,695
                                                                        -------        -------
                                                                        $28,989        $17,470
                                                                        =======        =======


            See accompanying notes to combined financial statements.

                            PETROGLYPH ENERGY, INC.
                       Combined Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                --------------------------------------------------
                                                   1997         1996         1997         1996
                                                -----------  -----------  -----------  -----------
Operating Revenues:
  Oil sales                                     $    1,011   $      986   $    2,736   $    3,530
  Natural gas sales                                    243          175          756          767
  Other                                                 10            -           79            -
                                                ----------   ----------   ----------   ----------
  Total operating revenues                           1,264        1,161        3,571        4,297
Operating Expenses:
  Lease operating                                      366          492        1,206        1,821
  Production taxes                                      49           56          147          177
  Exploration costs                                      -            -            -           42
  Depletion, depreciation and amortization             449          762        1,469        2,040
  General and administrative                           367          133          913          722
                                                ----------   ----------   ----------   ----------
     Total operating expenses                        1,231        1,443        3,735        4,802
                                                ----------   ----------   ----------   ----------
     Operating income (loss)                            33         (282)        (164)        (505)
                                                ----------   ----------   ----------   ----------
Other income (expense):
  Interest income (expense), net                       (73)         (23)         (54)          (8)
  Gain on sales of property and equipment, net           -          204            6        1,378
                                                ----------   ----------   ----------   ----------
    Net income (loss) before income taxes              (40)        (101)        (212)         865
Pro forma income tax expense (benefit):
  Current                                                -         (117)           -          218
  Deferred                                               -           78            -          120
                                                ----------   ----------   ----------   ----------
     Total pro forma income tax expense
        (benefit)                                        -          (39)           -          338
                                                ----------   ----------   ----------   ----------
     Pro forma net income (loss)                $      (40)  $      (62)  $     (212)  $      527
                                                ==========   ==========   ==========   ==========
     Pro forma net income (loss) per share           $(.01)       $(.02)       $(.06)        $.19
                                                ==========   ==========   ==========   ==========
Pro forma weighted average common shares
  outstanding                                    3,607,527    2,833,333    3,607,527    2,833,333
                                                ==========   ==========   ==========   ==========


            See accompanying notes to combined financial statements.

                            PETROGLYPH ENERGY, INC.
                       Combined Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
Operating Activities:
 Net income (loss) before income taxes                     $   (212)  $   865
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depletion, depreciation and amortization                     1,469     2,040
  Gain on sales of property and equipment, net                   (6)   (1,378)
  Amortization of deferred revenue                              (46)     (252)
  Exploration costs                                               -         -
  Property abandonments                                           -        42
  Proceeds from deferred revenue                                  -       570
 Changes in assets and liabilities:
  Increase in accounts receivable                              (280)   (2,515)
  Increase (decrease) in inventory                               49       (17)
  Increase in prepaid expenses                                  (24)      (11)
  Increase in accounts payable and accrued liabilities        2,698     1,584
                                                           --------   -------
      Net cash provided by operating activities               3,648       928
                                                           --------   -------
Investing Activities:
 Proceeds from sales of property and equipment                  740     8,532
 Additions to oil and natural gas properties, including
  exploration costs                                          (8,015)   (6,306)
 Additions to pipelines, natural gas gathering and other     (4,324)     (348)
                                                           --------   -------
      Net cash provided by (used in) investing activities   (11,599)    1,878
                                                           --------   -------
Financing Activities:
 Proceeds from issuance of, and draws on, notes payable       9,097     2,085
 Payments on notes payable                                      (20)   (5,900)
 Payments for organization and financing costs               (1,131)      (37)
                                                           --------   -------
    Net cash provided by (used in) financing activities       7,946    (3,852)
                                                           --------   -------
      Net decrease in cash and cash equivalents                  (5)   (1,046)
Cash and cash equivalents, beginning of period                1,578     1,075
                                                           --------   -------
Cash and cash equivalents, end of period                   $  1,573   $    29
                                                           ========   =======

             See accompanying notes to combined financial statements.

                            PETROGLYPH ENERGY, INC.
                      Notes to Combined Financial Statements

(1)     ORGANIZATION AND BASIS OF PRESENTATION

        Petroglyph Energy, Inc. ("Petroglyph" or the "Company") was incorporated in Delaware in April 1997 for the purpose of consolidating and continuing the activities previously conducted by Petroglyph Gas Partners, L.P. ("PGP" or the "Partnership"). PGP is a Delaware limited partnership, which was organized on April 15, 1993 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner is Petroglyph Energy, Inc., a Kansas corporation ("PEI"), and the primary limited partner is Natural Gas Partners, L.P. ("NGP"). Petroglyph Gas Partners II, L.P. ("PGP II") is a Delaware limited partnership, which was organized on April 15, 1995 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner of PGP II is PEI (1% interest) and the limited partner is PGP (99% interest). Pursuant to the terms of an Exchange Agreement dated August 22, 1997 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Partnership and all of the stock of PEI in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated on October 24, 1997, immediately prior to the closing of the initial public offering of the Company's Common Stock (the "Offering"). See Note 4. The Conversion was accounted for as a transfer of assets and liabilities between affiliates under common control in October 1997 and will result in no change in carrying values of these assets and liabilities.

        The accompanying combined financial statements of Petroglyph include the assets, liabilities and results of operations of PGP, its wholly owned subsidiary, Petroglyph Operating Company, Inc. ("POCI"), and PGP's proportionate share of assets, liabilities and revenues and expenses of PGP II. PGP owned a 99% interest in PGP II as of December 31, 1996 and 1995 and September 30, 1997. POCI is a subchapter C corporation. POCI is the designated operator of all wells for which PGP has acquired operating rights. Accordingly, all producing overhead and supervision fees were charged to the joint accounts by POCI. All material intercompany transactions and balances have been eliminated in the preparation of the accompanying combined financial statements.

        The Company's operations are primarily focused in the Uinta Basin of Utah and the Raton Basin of Colorado.

        The accompanying combined financial statements of Petroglyph, with the exception of the combined balance sheet at December 31, 1996, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows of the Company for the nine-month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. These interim results are not necessarily indicative of results for a full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.

(2)     LONG-TERM DEBT

        In May 1995, the Company entered into a credit agreement with Texas Commerce Bank National Association ("TCB") (the "Original Agreement"). The Original Agreement was a combination credit facility with a one year revolving credit agreement that originally expired on May 25, 1997, at which time all balances outstanding under the revolving credit agreement were to convert to a term loan, expiring on October 1, 1999. The borrowing base was redetermined at $7.5 million on July 2, 1997. This effectively allowed the Company to continue to borrow on the facility in place until September 15, 1997, when the Company amended the Original Agreement and entered into the Amended and Restated Loan Agreement with The Chase Manhattan Bank ("Chase") (as amended, the "Credit Agreement"). As part of the Credit Agreement, the agent was changed from TCB to Chase; however, the group of lenders remains unchanged. The Credit Agreement includes a $20.0 million combination credit facility with a two-year revolving credit facility with an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which expires on September 15, 1999, at which time all balances outstanding under Tranche A will convert to a term loan expiring on September 15, 2002. Additionally, the Credit Agreement contains a separate revolving facility of $2.5 million ("Tranche B"), which expires on March 15, 1999, at which time all balances outstanding become immediately payable. Subsequent to September 30, 1997, the Company borrowed an additional $1.0 million, for a total outstanding obligation under the Credit Agreement of $10.0 million at October 24, 1997. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement on October 24, 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement is no longer available to the Company. Interest on borrowings outstanding under Tranche A is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the tranche.

(3)     COMMITMENTS

        The Company had one open hedging contract at September 30, 1997, which is a crude oil collar on 343,500 Bbls of oil with a floor price of $17.00 per Bbl and a ceiling price of $20.75 per Bbl indexed to the NYMEX light crude future settlement price. This contract covers 343,500 Bbls of oil over the next 27 months as follows:

                                YEAR       BBLS
                              --------   -------
                               1997...   34,500
                               1998...  150,000
                               1999...  159,000
                                        -------
                               Total..  343,500
                                        =======

        Natural gas prices have remained relatively strong because of increased domestic consumption. Fourth quarter prices, which have been strong to date, will be affected by natural gas storage levels and weather-related demand. The Company uses price hedging arrangements and fixed price natural gas sales contracts to reduce price risk on a portion of its natural gas production. The Company has entered into a natural gas sales contract for substantially all of its current Utah production, effectively fixing its price from October 1997 through September 1998 at an average price of $1.85 per MBtu. The Company's current Mcf conversion factor would result in an equivalent price of $2.11 per Mcf.


(4)     INITIAL PUBLIC OFFERING

        On October 24, 1997, Petroglyph completed its initial public offering of 2,500,000 shares of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $29.1 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Company's Credit Agreement, with the balance of the proceeds expected to be utilized to develop production and reserves in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs.

        On November 24, 1997, the Company's underwriters exercised a portion of an over-allotment option granted in connection with the Offering, resulting in the issuance of an additional 125,000 shares of common stock at $12.50 per share, with net proceeds to the Company of approximately $1.5 million.

(5)     COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

        Pro forma earnings (loss) per common share is calculated giving effect to the sale of zero and 774,194 shares as of January 1, 1996 and 1997, respectively, out of the 2,500,000 shares offered in the Company's initial public offering. Weighted average common shares outstanding used in the calculation of pro forma earnings (loss) per common share for the nine months ended September 30, 1996 and the nine months ended September 30, 1997 were 2,833,333 and 3,607,527 shares, respectively, as compared to the 5,458,333 common shares that are outstanding after the offering and the purchase of 125,000 shares out of the underwriters' over-allotment option.

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. The Company has determined that basic and diluted earnings per share (as defined by SFAS No. 128) would be approximately the same as earnings per share disclosed for the three and nine months ended September 30, 1997 and 1996.

(6)     ACQUISITIONS AND DEVELOPMENT

        In July 1997, the Company acquired 56,000 net mineral acres in the Raton Basin in Colorado for approximately $700,000. This acquisition had an effective date of May 15, 1997. In addition, the Company also acquired, simultaneously, an 80% interest in a 25 mile pipeline strategically located across the Company's acreage positions in the Raton Basin for total consideration of approximately $320,000. The Company, together with an industry partner, formed a partnership to operate this pipeline. Under the terms of the purchase and sale agreement, the Company paid $75,000 at closing and is obligated to pay an additional $70,000 by July 1998, and an additional $41,000 by July, 1999. Additionally, the Company assumed an obligation for delinquent property taxes of approximately $135,000, which were paid in November of 1997.

(7)     INCOME TAXES

        Prior to the Conversion, the results of operations of the Company were included in the tax returns of its owners. As a result, tax strategies were implemented that are not necessarily reflective of strategies the Company would have implemented. In addition, the tax net operating losses generated by the Company during the period from its inception to the date of the Conversion are not available to the Company to offset future taxable income as such benefit accrued to the owners.

        In conjunction with the Conversion, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which provides for determining and recording deferred income tax assets or liabilities based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates. SFAS No. 109 requires that the net deferred tax liabilities of the Company on the date of the Conversion be recognized as a component of income tax expense. The Company recognized deferred tax liabilities and income tax expense of approximately $2.5 million in the fourth quarter of 1997.

        Upon the Conversion, the Company became taxable as a corporation. Pro forma income tax information for the three and nine month periods ended September 30, 1996, presented in the accompanying combined statements of operations, reflects the income tax expense (benefit), net income (loss) and net income (loss) per common share as if all Partnership income for 1996 had been subject to corporate federal and state income tax, exclusive of the effects of recording the Company's net deferred tax liabilities upon the Conversion. The pro forma tax expense was computed at the federal statutory rate of 35% and an average of the state statutory rates for those states in which the Company has operations of 4% for each period presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Petroglyph is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas properties. The Company's strategy is to increase oil and natural gas reserves, oil and natural gas production and cash flow per share through (i) the development of the Company's drillsite inventory, (ii) the exploitation of the Company's existing reserve base, (iii) the control of operations and (iv) the acquisition of additional interests in oil and natural gas properties that meet its selection criteria.

OPERATING DATA

        The following table sets forth certain operating data of the Company for the periods presented.

                                       Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                       --------------------------------------
                                         1997      1996      1997      1996
                                       --------  --------  --------  --------
Production Data:
  Oil (Bbls)..........................   65,041    62,031   182,811   203,806
  Natural gas (Mcf)...................  148,854   109,326   391,950   467,748
  Total (BOE).........................   89,850    80,252   248,136   281.764
Average Daily Production:
  Oil (Bbls)..........................      707       674       670       744
  Natural gas (Mcf)...................    1,618     1,188     1,436     1,707
  Total (BOE).........................      977       872       909     1,028
Average Sales Price Per Unit (1):
  Oil (per Bbl) (2)................... $  15.55  $  15.90  $  14.97  $  17.32
  Natural gas (per Mcf)...............     1.63      1.60      1.93      1.64
Costs Per BOE:
  Lease operating expenses............ $   4.07  $   6.13  $   4.86  $   6.46
  Production taxes....................      .55       .70       .59       .63
  Depletion, depreciation and
    amortization......................     5.00      9.50      5.92      7.24
  General and administrative..........     4.08      1.66      3.68      2.56

_________________________________
(1) Before deduction of production taxes.
(2) Excluding the effects of losses from crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $15.61 and $20.79 for the three months ended September 30, 1997 and 1996, and $15.83 and $19.15 for the nine months ended September 30, 1997 and 1996, respectively.

Bbl -  Barrel
Mcf -  Thousand cubic feet
BOE -  Barrels of oil equivalent (six Mcf equal one Bbl)

    The Company uses the successful efforts method of accounting for its oil and natural gas activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, geological, geophysical and seismic costs, and costs of carrying and retaining properties that do not contain proved reserves are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

    The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid or provided for by the Company prior to the Conversion. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.

    During the nine months ended September 30, 1997, the Company drilled and completed 44 gross (24 net) wells, which compares with 24 gross (12 net) wells drilled and completed during the nine months ended September 30, 1996.
Currently injected water volumes are approximately 5,000 barrels per day and are expected to increase to an exit rate of approximately 10,000 barrels per day by year end.

RESULTS OF OPERATIONS

    Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

    OPERATING REVENUES

    Oil revenues increased by 3% to $1,011,000 for the quarter ended September 30, 1997, as compared to $986,000 for the 1996 period primarily as a result of an increase in the Company's oil production volume of 3,010 Bbls, partially offset by a decline in average oil sales prices from $15.90 per Bbl in the 1996 period to $15.55 in 1997. The increase in production volume is a result of the success of the Company's continued drilling program on its Utah properties which began in the second half of 1996, slightly offset by production lost from the sale of non-strategic properties during the third quarter of 1996. The decline in average oil sales price of $.35 per Bbl was primarily due to crude oil price declines during the third quarter of 1997 as global production capacity outpaced demand. The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $17.64 for the third quarter of 1997 compared to $20.79 for the third quarter of 1996. The commodity price decline was offset by amortization of deferred revenue of $200,000 in the third quarter of 1996 and improved demand for the Company's product attributed to the Company's increasing percentage of area production and strategic alliances with key refiners in the Salt Lake City area.

    Natural gas revenues increased by 39% to $243,000 for the quarter ended September 30, 1997, as compared to $175,000 for the 1996 period primarily due to an increase in natural gas production of 39,528 Mcf. The increase in natural gas production volumes related to the success of the Company's aggressive drilling program on its Utah properties which began in the second half of 1996.

    OPERATING EXPENSES

    Lease operating expenses decreased to $366,000 for the quarter ended September 30, 1997, as compared to $492,000 for the same 1996 period primarily as a result of the sale of certain non-strategic oil and natural gas properties during the third quarter of 1996 through the first quarter of 1997, partially offset by an increase in the number of producing wells in which the Company has an interest due to the aggressive drilling program on the Company's Utah properties. In addition, the Company's lease operating expenses on a per BOE basis declined by 34% to $4.07 per BOE during the 1997 period as compared to $6.13 per BOE for the 1996 period. This decline in lease operating expenses per BOE is due to the benefits of increasing economies of scale as the production volumes of the Utah properties continue to increase and the Company's continued focus on reduction of operating costs through improved efficiencies.

    Depreciation, depletion and amortization expense decreased by 41% to $449,000 for the quarter ended September 30, 1997, as compared to $762,000 for the same period in 1996 primarily as a result of an increase in proved reserves in 1997 resulting from the Company's aggressive drilling program which began in the second half of 1996, and the sale of certain other non-strategic oil and natural gas properties during the third quarter of 1996 through the first quarter of 1997, partially offset by increased production from the Company's remaining interest in the Utah properties.

    General and administrative expenses increased by 176% to $367,000 for the quarter ended September 30, 1997, as compared to $133,000 for the same 1996 period. This increase was due to a decrease in overhead charges billed to non-operating partners of $128,000 as a result of the conclusion of a carried interest agreement with an industry partner, an increase in engineering, geological and administrative staff as a result of increased development activity and increased accounting staff as a result of increased financial reporting requirements associated with being a public company.

    OTHER INCOME (EXPENSES)

    Interest income (expense) net, for the quarter ended September 30, 1997 increased to ($73,000), as compared to ($23,000) in 1996 primarily as a result of an increase in average outstanding debt.

    Gain on sales of property and equipment declined to zero for the quarter ended September 30, 1997, as compared to $204,000 for the same 1996 period due to gains recognized from sales of certain non-strategic oil and natural gas properties in the third quarter of 1996.

    Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

    OPERATING REVENUES

    Oil revenues decreased by 22% to $2,736,000 for the nine months ended September 30, 1997, as compared to $3,530,000 for the 1996 period primarily as a result of a decrease in the Company's oil production volume of 20,995 Bbls and a decline in average oil sales prices from $17.32 per Bbl in the 1996 period to $14.97 in 1997. The decline in the Company's oil production is due to the sale of the 50% interest in the Utah properties in June 1996 and the sale of certain other non-strategic properties between the third quarter of 1996 and the first quarter of 1997, partially offset by increased production volume from the Company's remaining 50% interest in the Utah properties as a result of the Company's aggressive drilling program on its Utah properties which began in the second half of 1996. The decline in average oil sales price of $2.35 per Bbl was due to a reduction in demand for the Company's production as a result of a temporary shutdown for major maintenance of one of the refineries which is a primary user of the Company's Utah production during late 1996 and early 1997, a crude oil hedge loss of $118,000 and amortization of deferred revenue of $46,000. The Company's average oil sales price for the nine months ended September 30, 1997, excluding the effects of the hedge loss and amortization of deferred revenue, was $15.83 per Bbl.

    Natural gas revenues declined by 1% to $756,000 for the nine months ended September 30, 1997, as compared to $767,000 for the 1996 period primarily due to a decline in natural gas production of 75,798 Mcf due to dispositions of certain non-strategic natural gas properties during 1996, the sale of the 50% interest in the Utah properties in June 1996 and the inception of the secondary oil recovery program on the Company's Utah properties in mid-1996. These declines in natural gas production volumes were partially offset by increased natural gas production volumes related to the Company's remaining 50% interest in the Utah properties as a result of the Company's aggressive drilling program on the Utah properties which began in the second half of 1996. The decline in natural gas production volumes was partially offset by an increase in the average natural gas sales price to $1.93 per Mcf during the nine months ended September 30, 1997, as compared to $1.64 per Mcf for the 1996 period.

    OPERATING EXPENSES

    Lease operating expenses decreased to $1,206,000 for the nine months ended September 30, 1997, as compared to $1,821,000 for the same 1996 period primarily as a result of the sale of the 50% interest in the Company's Utah properties in June 1996 and the sale of certain other non-strategic oil and natural gas properties during the third quarter of 1996 through the first quarter of 1997 partially offset by an increase in the number of producing wells in which the Company has an interest due to the aggressive drilling program on the Company's Utah properties which began in the second half of 1996. In addition, the Company's lease operating expenses on a per BOE basis declined by 25% to $4.86 per BOE during the 1997 period as compared to $6.46 per BOE for the 1996 period. This decline in lease operating expenses per BOE is due to the benefits of increasing economies of scale as the production volumes of the Utah properties continue to increase and the Company's continued focus on reduction of operating costs through improved efficiencies. This decline was partially offset by a significant increase in per BOE production costs of the Company's non-Utah properties due to several workovers performed during the first half of 1997.

    Depreciation, depletion and amortization expense decreased by 28% to $1,469,000 for the nine months ended September 30, 1997, as compared to $2,040,000 for the same period in 1996 primarily as a result of the sale of the 50% interest in the Company's Utah properties in June 1996, an increase in proved reserves in 1997 as a result of the Company's aggressive drilling program which began in the second half of 1996 and the sale of certain other non-strategic oil and natural gas properties during the third quarter of 1996 through the first quarter of 1997, partially offset by increased production from the Company's remaining interest in the Utah properties.

    Exploration costs declined by $42,000 to zero for the nine months ended September 30, 1997, as compared to the same period in 1996, as the Company's exploration drilling activities were all successful during the period and no geological and geophysical work was performed.

    General and administrative expenses increased by 26% to $913,000 for the nine months ended September 30, 1997, as compared to $722,000 for the same 1996 period. This increase was due to an increase in engineering, geological and administrative staff as a result of increased development activity and increased accounting staff as a result of increased financial reporting requirements associated with being a public company.

    OTHER INCOME (EXPENSES)

    Interest income (expense) net, for the nine months ended September 30, 1997 increased to ($54,000) as compared to ($8,000) in 1996 primarily as a result of an increase in average outstanding debt.

    Gain on sales of property and equipment declined to $6,000 for the nine months ended September 30, 1997, as compared to $1,378,000 for the same 1996 period primarily due to a gain of $1,314,000 recognized on the sale of the 50% interest in the Utah properties in June 1996.


LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW AND WORKING CAPITAL

    Cash provided by operating activities was $3,648,000 for the first nine months of 1997 including an increase in accounts payable and accrued expenses of $2,698,000. Subsequent to September 30, 1997, accounts payable was reduced by approximately $1,500,000 as a result of payments to vendors on normal payment terms. The Company used these cash sources, proceeds from sales of property and equipment of $740,000 and $9,000,000 of its revolving line of credit to finance $12,339,000 of capital spending to drill and complete 24 net wells, acquire the Raton Basin acreage and pipeline mentioned above and complete the water distribution system in the Company's Antelope Creek Field. Additionally, the Company incurred $1,131,000 in organization and financing costs associated with the initial public offering and renewing the Credit Agreement. Subsequent to September 30, 1997, the Company completed its initial public offering of 2,625,000 shares of common stock at $12.50 per share, including 125,000 shares of the underwriters' over-allotment option, resulting in net proceeds to the Company of $30,516,000. Approximately $10,000,000 of the net proceeds were used to eliminate all outstanding amounts under the Credit Agreement. The balance of the proceeds are expected to be utilized to develop production and reserves in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs.

    The Company's net working capital at September 30, 1997 decreased $2,468,000 to a balance of ($3,008,000) compared to ($540,000) at December 31, 1996. The decrease is the result of the utilization of cash flows from operations to fund the capital spending described above.

    The Company believes that cash flow from operations, availability under the Credit Agreement and the remaining proceeds from the Offering will be adequate to support its budgeted working capital and capital expenditure requirements for at least the next 12 months.

    CAPITAL EXPENDITURES

    During the remainder of 1997 and all of 1998, the Company plans to focus its efforts on the continued development of its improved recovery projects in the Uinta Basin in Utah and the Raton Basin in Colorado.

    The Company plans to drill and complete approximately 57 net wells in the Uinta Basin through 1998 at a projected cost of $22 million. Additionally, in the Company's Raton Basin, Colorado coalbed methane development project, the Company plans to complete the initial 16 to 20 well pilot program during the first quarter of 1998 at a projected cost of $300,000 per well.

    FINANCING

    In May 1995, the Company entered into a credit agreement with Texas Commerce Bank National Association ("TCB") (the "Original Agreement"). The Original Agreement was a combination credit facility with a one year revolving credit agreement that originally expired on May 25, 1997, at which time all balances outstanding under the revolving credit agreement were to convert to a term loan, expiring on October 1, 1999. The borrowing base was redetermined at $7.5 million on July 2, 1997. This effectively allowed the Company to continue to borrow on the facility in place until September 15, 1997, when the Company amended the Original Agreement and entered into the Amended and Restated Loan Agreement with The Chase Manhattan Bank ("Chase") (as amended, the "Credit Agreement"). As part of the Credit Agreement, the agent was changed from TCB to Chase; however, the group of lenders remains unchanged. The Credit Agreement includes a $20.0 million combination credit facility with a two-year revolving credit facility with an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which expires on September 15, 1999, at which time all balances outstanding under Tranche A will convert to a term loan expiring on September 15, 2002. Additionally, the Credit Agreement contains a separate revolving facility of $2.5 million ("Tranche B"), which expires on March 15, 1999, at which time all balances outstanding become immediately payable. Subsequent to September 30, 1997, the Company borrowed an additional $1.0 million, for a total outstanding obligation under the Credit Agreement of $10.0 million at October 24, 1997. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement on October 24, 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement is no longer available to the Company. Interest on borrowings outstanding under Tranche A is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the tranche.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
        --------

        27      Financial Data Schedule

    (b) Reports Submitted on Form 8-K:

        None.

                                   SIGNATURE
                                   ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PETROGLYPH ENERGY, INC.



                                By:  /s/ Robert C. Murdock
                                     ----------------------------------------
                                     Robert C. Murdock
                                     President & Chief Executive Officer



                                By:  /s/ Tim A. Lucas
                                     ----------------------------------------
                                     Tim A. Lucas
                                     Vice President & Chief Financial Officer



Date:  December 4, 1997