Form 10-K
period 1997-12-31
PETROGLYPH ENERGY INC
filed 1998-03-27
CIK 1038052

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-K
                            -------------------------
(Mark One)
     [X]          ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                  OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

                        Commission file number: 000-23185

                             PETROGLYPH ENERGY, INC.


             (Exact name of Registrant as Specified in its Charter)



               Delaware                                 74-2826234
------------------------------------             ------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

         6209 North Highway 61
          Hutchinson, Kansas                               67502
          -------------------                          -----------
(Address of principal executive offices)                (Zip Code)

                                 (316) 665-8500
              (Registrant's telephone number, including area code)




          Securities registered pursuant to Section 12(b) of the Act:



                                                Name of Each Exchange on
          Title of Each Class                        Which Registered
-----------------------------------     --------------------------------------
                 None                                      None




          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 25, 1998, the Registrant had outstanding 5,458,333 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 25, 1998, as reported on the Nasdaq National Market, was approximately $23,625,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be held on May 27, 1998, are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business..............................................................1

Item 2.  Properties............................................................6

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................11

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................12

Item 6.  Selected Financial Data..............................................13

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations........................................................14

Item 8.  Financial Statements and Supplementary Data..........................25

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................26

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................26

Item 11. Executive Compensation...............................................26

Item 12. Security Ownership of Certain Beneficial Owners and Management.......26

Item 13. Certain Relationships and Related Party Transaction..................26

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.....26

Glossary of Oil and Natural Gas Terms.........................................29

Signatures....................................................................32

Index to Combined Financial Statements.......................................F-1

                             PETROGLYPH ENERGY, INC.

                         1997 ANNUAL REPORT ON FORM 10-K

                                     PART I

     As used herein, references to the Company or Petroglyph are to Petroglyph Energy, Inc. and its predecessors and subsidiaries, including Petroglyph Gas Partners, L.P. Certain terms relating to the oil and natural gas industry are defined in "Glossary of Oil and Gas Terms."

ITEM 1.     BUSINESS

Overview

     Petroglyph is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves. Since its inception in 1993, the Company has grown through leasehold acquisitions which, together with associated development and exploratory drilling, have increased the Company's proved reserves, production, revenue and cash flow. The Company's primary activities are focused in the Uinta Basin in Utah, where it is implementing enhanced oil recovery projects in the Lower Green River formation of the Greater Monument Butte Region. The Company anticipates spending up to $15 million in 1998 in connection with these projects. The Company has identified several other formations in the Uinta Basin above and below the Lower Green
River formation that it believes have the potential to be commercially productive. The Company recently acquired 63,000 gross and net acres in the Raton Basin in Colorado and plans to spend up to $5.5 million in 1998 to initiate a pilot coalbed methane project intended to determine the commercial viability of development of this area. In addition, the Company has a 100% working interest in 5,079 gross and net acres in the Helen Gohlke field located within the Wilcox Trend in the Gulf Coast Region of South Texas. The Company is currently reviewing the results of a 3-D seismic survey of this acreage and intends to drill with an industry partner at least three gross (1.5 net) wells on this acreage during 1998.

     In November 1997, Petroglyph completed its initial public offering (the "Offering") of 2,625,000 shares, including 125,000 shares subject to the underwriters' over-allotment option, of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $30.5 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Company's Credit Agreement, with the balance of the proceeds to be utilized to develop production and reserves primarily in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs.

     As of December 31, 1997, the Company had estimated net proved reserves of approximately 9.5 MMBbls of oil and 20.7 Bcf of natural gas, or an aggregate of
12.9 MMBOE with a PV-10 of $43.4 million. Of the Company's estimated proved reserves, 97% are located in the Uinta Basin. At December 31, 1997, the Company had a total acreage position of approximately 116,000 gross (106,000 net) acres and estimates that it had over 1,000 potential drilling locations based on current spacing, approximately 80 of which are included in the Company's independent petroleum engineers' estimate of proved reserves.

     The Company's strategy is to increase its oil and natural gas reserves, oil and natural gas production and cash flow per share through (i) the development of its drillsite inventory, (ii) the exploitation of its existing reserve base,
(iii) the control of operations of its core properties and (iv) the acquisition of additional property interests.

     The Company was formed in 1997 for the purpose of becoming the holding company for Petroglyph Gas Partners, L.P., pursuant to the terms of an exchange agreement dated August 22, 1997. Petroglyph Gas Partners, L.P. was formed in 1993 and grew primarily through acquisition of oil and natural gas properties and the development of such properties. Under the exchange agreement, effective upon consummation of the Offering, (i) the limited partners of the partnership transferred all of their limited partnership interests to the Company in exchange for an aggregate of 2,607,349 shares of Common Stock and (ii) the stockholders of the general partner of Petroglyph Gas Partners, L.P. transferred all of the issued and outstanding stock of the general partner to the Company in exchange for an aggregate of 225,984 shares of Common Stock. These transactions are referred to as the "Conversion." As a result of the Conversion, Petroglyph Energy, Inc. owns, directly or indirectly, all the partnership interests in Petroglyph Gas Partners, L.P. References to the "Company" are to Petroglyph Energy, Inc. and its predecessors and subsidiaries, including Petroglyph Gas Partners, L.P.

     The Company is incorporated in the State of Delaware, its principal executive offices are located at 6209 North Highway 61, Hutchinson, Kansas 67502 and its telephone number is (316) 665-8500.

Marketing Arrangements

     The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy, particularly the manufacturing sector, the level and availability of foreign imports of crude oil, political conditions in other oil-producing countries, the actions of OPEC and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow.

     In  June  1994,  the  Company  entered  into a  contract  to  sell  its oil production from certain leases of its Utah properties to an industry participant. The price under this contract is agreed upon monthly and is generally based on such purchaser's posted prices. This contract will continue in effect until terminated by either party upon giving proper notice. During the years ended December 31, 1997, 1996 and 1995, the volumes sold under this contract totaled approximately 74 MBbls, 61 MBbls and 101 MBbls, respectively, at an average sales price per Bbl for each year of $14.80, $19.33 and $17.09, respectively.

     In July 1997, the Company entered into a modification of its crude oil sales contract to sell its black wax crude oil production from the Antelope Creek field to a major oil company at a price equal to posting, less an agreed upon adjustment to cover handling and gathering costs. This contract will continue in effect until terminated by either party. In addition to the sales contract discussed above, the purchaser has the option under an Oil Production Call Agreement to purchase all or any portion of the oil produced from the Antelope Creek field at the current market price. The option has no set expiration date.

     In June 1997, the Company entered into a crude oil contract to sell black wax production from certain of its oil tank batteries in the Antelope Creek Field in Utah to a refinery. This contract is effective until May 31, 1998 and calls for the Company to receive a price equal to the current month NYMEX closing price for sweet crude, averaged over the month in which the crude is sold, less an agreed upon adjustment. Volumes sold under this contract totaled 73 MBbls at an average price of $14.50 for the year ended December 31, 1997.

Hedging Activities

     The Company historically has used various financial instruments such as collars, swaps and futures contracts in an attempt to manage its price risk for a portion of the Company's crude oil and natural gas production. Monthly settlements on these financial instruments are typically based on differences between the fixed prices specified in the instruments and the settlement price of certain future contracts quoted on the NYMEX or certain other indices. The instruments that have been historically used by the Company have not had a contractual obligation which requires or allows the future physical delivery of the hedged products. While use of these hedging arrangements limits the downside risk of price declines, such arrangements also limit the benefits which may be derived from price increases.

     Approximately 309 MBbls of the Company's expected oil production through December 31, 1999 is subject to collars with a NYMEX floor price of $17.00 and a ceiling price of $20.75 based on NYMEX pricing.

     The  Company  monitors  oil markets and the  Company's  actual  performance compared to the estimates used in entering into hedging arrangements. If material variations occur from those anticipated when a hedging arrangement is made, the Company takes actions intended to minimize any risk through appropriate market actions. The Company attempts to manage its exposure to counterparty nonperformance risk through the selection of financially responsible counterparties.

Acquisitions

     The Company expects that it will evaluate and may pursue from time to time acquisitions in the Uinta Basin, the Raton Basin and in other areas that provide attractive investment opportunities for the addition of production and reserves and that meet the Company's selection criteria. The successful acquisition of producing properties and undeveloped acreage requires an assessment of recoverable reserves, future oil and natural gas prices, capital and operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company may be required to assume preclosing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis.

Competition

     The Company operates in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production with other companies, many of which have substantially larger financial resources, operations, staffs and facilities. In seeking to acquire desirable producing properties or new leases for future exploration and in marketing its oil and natural gas production, the Company faces competition from other oil and natural gas companies. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. In addition, recent heavy drilling activity by a number of operators in the Uinta Basin may reduce or limit the availability of equipment and supplies or reduce demand for the Company's production, either of which would impact the Company more adversely than if the Company were geographically diversified.

Drilling and Operating Risks

     Oil and natural gas drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry holes, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, completion, operating and other costs, including the costs of improved recovery and gathering facilities. The cost of drilling, completing and operating production and injection wells is often uncertain. In addition, the Company's use of enhanced oil recovery techniques for its Uinta Basin properties requires greater development expenditures than alternative primary production strategies. In order to accomplish enhanced oil recovery, the Company expects to drill a number of injection wells to utilize waterflood technology in the future. The Company's waterflood program involves greater risk of mechanical problems than conventional development programs. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including economic conditions, title problems, water shortages, weather conditions, compliance with governmental and tribal requirements and shortages or delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, may have a material adverse effect on the Company's future results of operations and financial condition.

     The Company's operations are subject to hazards and risks inherent in drilling for, producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to properties of the Company and others. As protection against operating hazards, the Company maintains insurance coverage against some, but not all, potential losses. The Company may elect to self-insure in circumstances in which management believes that the cost of insurance, although available, is excessive relative to the risks presented. The occurrence of an event that is not covered, or not fully covered, by third-party insurance could have a material adverse effect on the Company's business, financial condition and results of operations.

Regulation

     Regulation of Oil and Natural Gas Production. The Company's oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, the State of Utah and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

     Federal Regulation of Natural Gas: The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980's, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Proceedings on remanded issues are currently ongoing at FERC. In addition, numerous parties have filed for review of Order 636 as well as orders in individual pipeline restructuring proceedings. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

     The price the Company receives from the sale of oil and natural gas liquids is affected by the cost of transporting products to markets. Effective January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

     Bureau of Indian Affairs. A substantial part of the Company's producing properties in the Uinta Basin are operated under oil and natural gas leases issued by the Ute Indian Tribe, which is under the supervision of the Bureau of Indian Affairs. These activities must comply with rules and orders that regulate aspects of the oil and natural gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the Ute Indian Tribe. Operations on Ute Indian tribal lands must also comply with significant restrictive requirements of the governing body of the Ute Indians. For example, such leases typically require the operator to obtain an environmental impact statement based on planned drilling activity. To the extent an operator wishes to drill additional wells, it will be required to obtain a new assessment. In addition, leases with the Ute Indian Tribe require that the operator agree to protect certain archeological and ancestral ruins located on the acreage and to actively recruit members of the Ute Indian Tribe to work on the drilling operations.

     Environmental Matters. The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

     The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

     The Company has acquired leasehold interests in numerous properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of the Company's properties may be operated in the future by third parties over whom the Company has no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

     NEPA. The National Environmental Policy Act ("NEPA") is applicable to many of the Company's activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a large portion of the Company's Uinta Basin acreage is located either on federal land or Ute tribal land jointly administered with the federal government. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that the Company's drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

     ESA. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to the Company's operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although the Company believes that its operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject the Company to significant expense to modify its operations or could force the Company to discontinue certain operations altogether.

Abandonment Costs

     The Company is responsible for payment of its working interest share of plugging and abandonment costs on its oil and natural gas properties. Based on its experience, the Company anticipates that the ultimate aggregate salvage value of lease and well equipment located on its properties will exceed the costs of abandoning such properties. There can be no assurance, however, that the Company will be successful in avoiding additional expenses in connection with the abandonment of any of its properties. In addition, abandonment costs and their timing may change due to many factors including actual production results, inflation rates and changes in environmental laws and regulations.

Title to Properties

     The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and natural gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The Company's Credit Agreement is secured by substantially all the Company's oil and natural gas properties. Presently, the Company keeps in force its leaseholds for 20% of its net acreage by virtue of production on that acreage in paying quantities. The remaining acreage is held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

Other Facilities

     The Company currently leases approximately 3,300 square feet of office space in Hutchinson, Kansas, where its principal offices are located. A significant portion of the Company's principal offices are leased through Hutch Realty LLC, an affiliate of the Company.

Employees

     As of December 31, 1997, the Company had 48 full-time employees, none of whom is represented by any labor union. Included in the total were 20 corporate employees located in the Company's office in Hutchinson, Kansas.
The Company considers its relations with its employees to be good.

ITEM 2.     PROPERTIES

General

     The Company's primary activities are focused in the Uinta Basin in Utah, where it is implementing enhanced oil recovery projects in the Lower Green River formation of the Greater Monument Butte Region. The Company's enhanced oil recovery development strategy utilizes waterflood techniques designed to rebuild and maintain reservoir pressure. Waterflooding involves the injection of water into a reservoir forcing oil through the formation toward producing wells within the development area and driving free natural gas in the reservoir back into oil solution, creating greater pressure within the reservoir and making oil more mobile.

     The Company acquired 63,000 gross and net acres in the Raton Basin in Colorado in 1997, where the Company plans to develop coalbed methane natural gas reserves. Coalbed methane production is similar to natural gas production in terms of the physical producing facilities and the product produced. Coalbed methane wells are drilled and completed in a manner similar to traditional natural gas wells, but development relies upon the release of coalbed methane as pressure is reduced in the reservoir due to water removal.

     The Company has a 100% working interest in 5,079 gross and net acres in the Helen Gohlke field located within the Wilcox Trend in the Gulf Coast Region of South Texas. The Company is currently reviewing the results of a 3-D seismic survey of this acreage and intends to drill with an industry partner at least three gross (1.5 net) wells on this acreage during 1998.

Oil and Natural Gas Reserves

     The following table summarizes the estimates of the Company's estimated historical net proved reserves of oil and natural gas as of December 31, 1997, 1996 and 1995:



                                     As of December 31,
                  --------------------------------------------------------------
                      1997                      1996                      1995
                  ------------------    ------------------    ------------------
                            Natural               Natural               Natural
                    Oil      Gas         Oil       Gas          Oil      Gas
                  (MBbls)   (MMcf)     (MBbls)    (MMcf)      (MBbls)   (MMcf)
                  -------  ---------    ------  ----------    -------  ---------

Proved developed:

 Utah.............  4,620      9,202      568      1,600         870       1,219

 Other............    122      1,637      297      1,410         691       5,440
                   ------     ------   ------     ------      ------      ------
    Total.........  4,742     10,839      865      3,010       1,561       6,659
                   ------     ------   ------     ------      ------      ------
Proved undeveloped:

 Utah.............  4,714      9,856    5,262     15,802          --          --
                   ------     ------   ------     ------      ------      ------
    Total.........  4,714      9,856    5,262     15,802          --          --
                   ------     ------   ------     ------      ------      ------
    Total proved..  9,456     20,695    6,127     18,812       1,561       6,659
                   ======     ======   ======     ======      ======      ======


     The following table sets forth the future net cash flows from the Company's estimated proved reserves:

                                                       As of December 31,
                                                 1997         1996        1995
                                             ----------   ----------  ----------
                                                        (In thousands)
Future net cash flow before income taxes:

Utah....................................     $  96,768    $ 117,101    $  10,019

Other...................................         2,469        6,699       12,412
                                             ----------   ----------  ----------
    Total...............................     $  99,237    $ 123,800    $  22,431
                                             ==========   ==========  ==========

Future net cash flow before income taxes, discounted at 10%:

Utah....................................     $  41,631    $  59,447    $   7,421

Other...................................         1,798        4,656        7,553
                                             ----------   ----------  ----------
    Total...............................     $  43,429    $  64,103    $  14,974
                                             ==========   ==========  ==========

     The reserve estimates for 1997 were prepared by Lee Keeling and Associates Inc., the Company's independent petroleum engineers. The reserve estimates reflected above for 1996 and 1995 were prepared by the Company.

     In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this report represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. In addition, the Company's use of enhanced oil recovery techniques requires greater development expenditures than traditional drilling strategies. The Company expects to drill a number of wells utilizing waterflood technology in the future. The Company's waterflood program involves greater risk of mechanical problems than conventional development programs. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency.

Exploration and Development Activities

     The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated. At December 31, 1997, the Company was in the process of completing 8 gross (4 net) wells as producers.


                                         Year Ended December 31,
                  --------------------------------------------------------------
                         1997                   1996                 1995
                  ------------------    ------------------    ------------------
                  Gross       Net        Gross     Net         Gross        Net
                  -------  ---------    ------  ----------    -------  ---------


Exploratory:

Oil..............       2        2.0        --          --         --         --

Natural gas......       2        1.0        --          --         --         --

Nonproductive....      --         --        --          --          3        2.5
                  -------  ---------    ------  ----------    -------  ---------
    Total........       4        3.0        --          --          3        2.5
                  =======  =========    ======  ==========    =======  =========
Development:

Oil..............     52        26.0        38        19.0          9        4.5

Natural gas......      --         --        --          --          2        1.0

Nonproductive....      --         --        --          --         --         --
                  -------  ---------    ------  ----------    -------  ---------
    Total........     52        26.0        38        19.0         11        5.5
                  =======  =========    ======  ==========    =======  =========
Total:

Productive.......      56       29.0        38        19.0         11        5.5

Nonproductive....      --         --        --          --          3        2.5
                  -------  ---------    ------  ----------    -------  ---------
     Total.......      56       29.0        38        19.0         14        8.0
                  =======  =========    ======  ==========    =======  =========


     As a result of the Company's drilling results to date, the Company believes that the nature of the geology in the Lower Green River formation in the Greater Monument Butte Region is characterized by the presence of hydrocarbons throughout the region and, as a consequence, the distinction between exploratory and development wells in this region is not as important as it is in other oil and natural gas producing areas.

     The Company does not own any drilling rigs; therefore, all of its drilling activities are conducted by independent contractors under standard drilling contracts.

Productive Well Summary

     The following table sets forth the Company's ownership interest as of December 31, 1997 in productive oil and natural gas wells in the development areas indicated.

                              Oil             Natural Gas          Total
                       -----------------  ------------------  ------------------
                       Gross       Net      Gross   Net        Gross      Net
                       -------- --------  --------  --------  --------  --------
Area
----
Utah:

Antelope Creek Field.....   116       58        --        --       116        58

Duchesne Field...........     6        6        --        --         6         6

Natural Buttes Extension.    --       --        --        --        --        --
                       -------- --------  --------  --------  --------  --------

     Total...............   122       64        --        --       122        64

Colorado.................    --       --        --        --        --        --

Other....................     8        8         7         7        15        15
                       -------- --------  --------  --------  --------  --------

     Total...............   130       72         7         7       137        79
                       ========  =======  =======   ========  ========  ========

     In addition, as of December 31, 1997, the Company had 22 gross (11 net) active water injection wells on its acreage in the Uinta Basin.

Volumes, Prices and Production Costs

     The following table sets forth the production volumes, average sales prices and average production costs associated with the Company's sale of oil and natural gas for the period indicated.


                                         Year Ended December 31,

                                    1997       1996         1995
                                   -------     -------     -------

Net production (1):

Oil (Bbls)....................     251,631     262,910     182,704

Natural gas (Mcf).............     537,466     553,770     659,202

Oil equivalent (BOE)..........     341,209     355,205     292,571

Average sales price (2):

Oil (per Bbl):

    Utah (3)..................      $14.37     $ 15.82     $ 18.34

    Other.....................       18.94       20.35       16.30

    Weighted average (4)......       14.84       16.96       17.61

Natural gas (per Mcf):

    Utah......................      $ 1.91     $  1.64     $  1.40

    Other.....................        2.37        1.96        1.69

    Weighted average..........        1.99        1.80        1.54

Average lease operating expenses including production and property taxes (per BOE):

Utah..........................      $ 3.67     $  5.21     $  6.06

Other.........................       15.08       11.99       11.68

Weighted average..............        5.09        7.37        8.37
-----------------------------------

                                       9

(1) The Company's 1997 oil and gas production volumes include the effect of the sale of a 50% interest in its Antelope Creek properties in June 1996 and the sale of certain non-strategic properties in late 1996 and early 1997.
(2)  Before deduction of property taxes.
(3) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average Uinta Basin sales price per Bbl of oil received by the Company was $15.12, $20.18 and $17.03 for the years ended December 31, 1997, 1996 and 1995, respectively.
(4) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $15.52, $20.22 and $16.77 for the years ended December 31, 1997, 1996 and
     1995, respectively.

Development, Exploration and Acquisition Expenditures

     The  following  table sets forth the costs  incurred  by the Company in its
development,   exploration  and  acquisition   activities   during  the  periods
indicated.


                                         Year Ended December 31,
                                         -----------------------
                                    1997             1996         1995
                                ------------- -------------- -----------

Acquisition costs:

     Unproved properties.....     $ 1,721,636     $  490,487  $    8,206

     Proved properties.......         147,387             --   4,718,201

Development costs............      10,003,468      6,983,715   3,448,972

Exploration costs............              --             --     316,089

Improved recovery costs......         895,317        327,027     154,023
                                ------------- -------------- -----------

         Total...............   $  12,767,808 $    7,801,229 $ 8,645,491
                                ============= ============== ===========


Acreage

     The following table sets forth, as of December 31, 1997, the gross and net acres of developed and undeveloped oil and natural gas leases which the Company holds or has the right to acquire.


                               Developed       Undeveloped           Total
                           ----------------  ----------------  -----------------
Area                        Gross     Net     Gross     Net     Gross      Net
----                       -------  -------  -------  -------  -------  --------

Utah:

Antelope Creek Field......   5,600    2,880   15,383    9,823   20,983    12,703

Duchesne Field............   1,240    1,240   10,779   10,155   12,019    11,395

Natural Buttes Extension..      --       --   13,253   13,253   13,253    13,253
                           -------  -------  -------  -------  -------  --------

     Total................   6,840    4,120   39,415   33,231   46,255    37,351
                           -------   -------  -------  -------  -------  -------

Colorado..................      --       --   63,000   63,000   63,000    63,000

Other.....................   6,279    5,663     --         --    6,279     5,663
                           -------  -------  -------  -------  -------  --------

     Total................  13,119    9,783  102,415   96,231  115,534   106,014
                           =======  =======  =======  =======  =======  ========


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders between October 20, 1997, the effective date of the Company's initial public offering, and December 31, 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of the Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1997:

     Name              Age      Position
     ----              ---      --------

Robert C. Murdock....  40       President, Chief Executive Officer and Chairman
                                of the Board

Robert A. Christensen  51       Executive Vice President, Chief Technical
                                Officer and Director

Sidney Kennard Smith.  55       Executive Vice President, Chief Operating
                                Officer and Secretary

Tim A. Lucas.........  33       Vice President, Chief Financial Officer and
                                Treasurer

     Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

     Robert C. Murdock has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in 1993. From 1985 until the formation of the Company, Mr. Murdock was President of GasTrak Holdings, Inc., a natural gas gathering and marketing company. From 1982 to 1985, Mr. Murdock held various staff and management positions with Panhandle Eastern Pipe Line Company, where he was responsible for the development and implementation of special marketing programs, natural gas supply acquisitions, natural gas supply planning and forecasting, and for developing computer management systems for natural gas contract administration.

     Robert A. Christensen has served as Executive Vice President and Director of the Company since its inception in April 1993, and currently functions as Chief Technical Officer with primary responsibility for property acquisition evaluations, business development and strategic alliance formation. From April 1993 to 1996, Mr. Christensen served as President of Petroglyph Operating Company, Inc., a wholly owned operating subsidiary of the Company. From January 1992 to April 1993, Mr. Christensen was the President of Bishop Resources, Inc., where he was responsible for managing the oil and natural gas assets of the company. From April 1988 to April 1993, Mr. Christensen was Manager of Project Development for Management Resources Group, Ltd. From November 1985 to April 1988, Mr. Christensen was an independent consultant in engineering operations and economic evaluations, primarily in Kansas. Prior to November 1985, Mr.
Christensen held various positions with independent oil and natural gas exploration and production companies, as well as a major service company. He is a member of the Society of Petroleum Engineers, the Society of Professional Well Log Analysts and has completed the James M. Smith and William T. Cobb course in waterflooding.

     Sidney Kennard Smith has served as Executive Vice President and Chief Operating Officer of the Company since January 1994 and Secretary of the Company since April 1997, and was responsible for accounting, financial planning and budgeting through December 1995. Currently Mr. Smith serves as President of Petroglyph Operating Company. From June 1992 through 1993, Mr. Smith was a principal and treasurer of TKS Consulting, where he performed economic and financial analysis, as well as served as an expert witness in state and federal court and regulatory agency hearings. From February 1986 to May 1992, Mr. Smith served as Vice President of Finance for Gage Corporation, a natural gas development and processing company. From August 1982 to July 1985, Mr. Smith was Treasurer and Controller for Sparkman Energy Corporation. Mr. Smith is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Texas and Oklahoma Societies of Certified Public Accountants.

     Tim A. Lucas has served as Vice President, Chief Financial Officer and Treasurer of the Company since July 1997. From 1994 through 1997, Mr. Lucas served as Senior Financial Manager for Cross Oil Refining & Marketing, Inc., where he was responsible for all financial matters of the Company. From 1989 to 1994, Mr. Lucas worked in the energy group of the audit division of Arthur
Andersen LLP. Mr Lucas is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Oklahoma Society of Certified Public Accountants.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been publicly traded on the Nasdaq National Market under the symbol "PGEI" since the Company's initial public offering effective October 20, 1997. The high and low closing sales prices of the Common Stock as reported by the Nasdaq National Market from October 20, 1997 to December 31, 1997 were $13.875 and $6.75, respectively.

     As of March 18, 1998, the Company estimates that there were more than 400 stockholders (including brokerage firms and other nominees) of the Company's Common Stock.

     No dividends have been declared or paid on the Company's Common Stock to date. For the foreseeable future, the Company intends to retain any earnings for the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected combined financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's combined financial statements and related notes included in "Item 8. Combined Financial Statements and Supplementary Data."

                                                               Year Ended December 31,
                                                       1997      1996      1995      1994      1993
                                                     --------  --------  --------  --------  --------
                                               (in thousands, except per share amounts and operating data)

Statement of Operations Data:

   Operating revenues:

       Oil sales.....................................$  3,735  $  4,459  $ 3,217  $ 1,644   $   224

       Natural gas sales.............................   1,070       999    1,016      796       182

       Other.........................................      61      --         36       45        86
                                                     --------  --------  -------- ---------  --------

           Total operating revenues..................   4,866     5,458    4,269    2,485       492
                                                     --------  --------  -------- ---------  --------
   Operating expenses:
       Lease operating...............................   1,560     2,369    2,260    1,601       238
       Production taxes..............................     179       299      188       89         9
       Exploration costs.............................    --          69      376       70        --
       Depreciation, depletion and amortization......   1,852     2,806    2,302    1,977       153
       Impairments...................................    --        --        109     --          --
       General and administrative....................   1,300       902    1,064      956       278
                                                     --------  --------  -------- ---------  --------
           Total operating expenses..................   4,891     6,395    6,299    4,693       678
                                                     --------  --------  -------- ---------  --------
   Operating loss....................................     (25)     (937)  (2,030)  (2,208)     (186)
   Other income (expenses):
       Interest income (expense), net................     114        40     (216)     (93)       --
       Gain (loss) on sales of property and
          equipment, net............................       12     1,384     (138)      44        63
                                                     --------  --------  -------- ---------  --------

   Net income (loss) before income taxes.............     101       487   (2,384)  (2,257)     (123)
   Income tax expense (1)............................  (2,514)     (190)    --       --          --
                                                     --------  --------  -------- ---------  --------
   Net income (loss).................................$ (2,413) $    297  $(2,384) $ (2,257) $  (123)
                                                     ========  ========  ======== =========  ========
Supplemental pro forma earnings (loss) per
   common share (2)..................................$   (.73) $    .11  $  (.84)
Statement of Cash Flows Data:
   Net cash provided by (used in):
       Operating activities..........................$  1,633  $  4,129  $   347  $   (67)  $     4
       Investing activities.......................... (15,514)      303   (9,580)  (8,131)   (1,084)
       Financing activities..........................  28,982    (3,930)  10,049    8,119     1,418
Other Financial Data:
   Capital expenditures..............................$ 16,260  $  8,665  $10,443  $ 8,277   $ 1,136
   Adjusted EBITDA (3)...............................   1,839     3,322      619     (117)       30
   Operating cash flow (4)...........................   1,896     2,024      608     (233)      (33)
Balance Sheet Data:
   Cash and cash equivalents.........................$ 16,679  $  1,578  $ 1,075  $   258   $   338
   Working capital...................................  14,872      (541)   1,133      113       359
   Total assets......................................  46,714    17,470   17,598    9,685     2,392
   Total long-term debt..............................    --          52    3,900    1,800        --
   Total stockholders' equity........................  39,498    12,695   12,207    6,592     2,218


(1) Income tax expense was computed at the federal statutory rate of 35% and an average of the state statutory rates for those states in which the company has operations of 4% for each period presented. Tax information for 1996 is shown as pro forma to reflect income tax expense as if Partnership income were subject to federal income tax.

(2) Weighted average common shares outstanding used in the calculation of earnings (loss) per common share for the years ended December 31, 1997, 1996 and 1995 were 3,326,826 for 1997 and 2,833,333 (pro forma) shares for 1996 and 1995.

(3) Adjusted EBITDA (as used herein) is calculated by adding interest, income taxes, depreciation, depletion and amortization, impairments and exploration costs to net income (loss). Interest includes interest expense accrued and amortization of deferred financing costs. The Company did not incur impairment expense for any period reported except for $109,000 for the year ended December 31, 1995. Exploration costs were zero, $69,000, $376,000, $70,000 and zero for each of the years ended December 31, 1997, 1996, 1995, 1994 and 1993. Adjusted EBITDA is presented not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt. Adjusted EBITDA is not intended to represent cash flows for the period; nor has it been presented as an alternative to net income (loss) or operating income (loss) nor as an indicator of the Company's financial or operating performance. Management believes that Adjusted EBITDA provides supplemental information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. Management monitors trends in Adjusted EBITDA, as well as the trends in revenues and net income (loss), to aid it in managing its business. Management believes that the recent increases in Adjusted EBITDA are indicative of the increased production volumes and decreased operating costs experienced by the Company. Adjusted EBITDA should not be considered in isolation, as a substitute for measures of performance prepared in accordance with generally accepted accounting principles or as being comparable to other similarly titled measures of other companies, which are not necessarily calculated in the same manner.

(4) Operating cash flow is defined as net income plus adjustments to net income to arrive at net cash provided by operating activities before changes in working capital.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

       The following table sets forth certain operating data of the Company for the periods presented:

                                                 Year Ended December 31,
                                              1997       1996        1995
                                           --------   --------    --------

Production Data(1):
Oil (Bbls)................................   251,631    262,910     182,704
Natural Gas (Mcf).........................   537,466    553,770     659,202
     Total (BOE)..........................   341,209    355,205     292,571
Average Sales Price Per Unit(2):
Oil (per Bbl)(3).......................... $   14.84  $   16.96   $   17.61
Natural Gas (per Mcf).....................      1.99       1.80        1.54
BOE.......................................     14.08      15.36       14.47
Costs Per BOE:
Lease operating expense................... $    4.57  $    6.67   $    7.73
Production and property taxes.............       .52       0.70        0.64
General and administrative................      3.81       2.54        3.64
Depreciation, depletion and amortization..      5.43       7.90        7.87
Average finding costs(4)..................      3.00       2.86       10.96


(1) The Company's 1997 oil and gas production volumes include the effect of the sale of a 50% interest in its Antelope Creek properties in June 1996 and the sale of certain non-strategic properties in late 1996 and early 1997.
(2)    Before deduction of production taxes.

(3) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $15.52, $20.22 and $16.77 for the years ended December 31, 1997, 1996 and
       1995, respectively.
(4) The calculation of average finding costs for the years ended December 31, 1997 and 1996 includes future development costs of $2.7 million and $16.5 million, respectively. Average finding costs per BOE excluding these amounts were $2.37 and $.85 for the years ended December 31, 1997 and 1996, respectively. Future development costs were insignificant in 1995.

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

Results of Operations

       Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

       Operating Revenues

       Oil revenues decreased by 16% to $3,735,000 for the year ended December 31, 1997 as compared to $4,459,000 for 1996 primarily as a result of an 11,000 Bbl decrease in the Company's oil production volume and a decline in average oil sales prices from $16.96 per Bbl in 1996 to $14.84 in 1997. The decline in the Company's oil production is due to the sale of a 50% interest in the Utah properties in June 1996 and the sale of certain other non-strategic properties between the third quarter of 1996 and the first quarter of 1997, partially offset by increased production volume from the Company's remaining 50% interest in the Utah properties as a result of the Company's aggressive drilling program on its Utah properties beginning in the second half of 1996. The decline in average oil sales price of $2.12 per Bbl was due to a reduction in demand for the Company's production as a result of a temporary maintenance shutdown during 1996 and early 1997 of one of the refineries which is a primary user of the Company's Utah production, a crude oil hedge loss of $132,000 and amortization of deferred revenue of $46,000. The Company's average oil sales price for the year ended December 31, 1997, excluding the effects of the hedge loss and amortization of deferred revenue was $15.52 per Bbl.

       Natural gas revenues increased by 7% to $1,070,000 for the year ended December 31, 1997, as compared to $999,000 for 1996 primarily as a result of an increase in the average natural gas sales price to $1.99 per Mcf during the year ended December 31, 1997, as compared to $1.80 per Mcf for 1996. The increase in natural gas prices was partially offset by a decline in natural gas production of 16,000 Mcf primarily due to dispositions of certain non-strategic natural gas properties during 1996, the sale of a 50% interest in the Utah properties in June 1996 and the inception of the secondary oil recovery program on the Company's Utah properties in mid-1996. These declines in natural gas production volumes were offset by increased natural gas production volumes related to the Company's remaining 50% interest in the Utah properties as a result of the Company's aggressive drilling program on the properties beginning in the second half of 1996.

Operating Expenses

       Lease operating expenses decreased to $1,560,000 for the year ended December 31, 1997, as compared to $2,369,000 for 1996 primarily as a result of the sale of a 50% interest in the Company's Utah properties in June 1996 and the sale of certain other non-strategic oil and natural gas properties between the third quarter of 1996 and the first quarter of 1997, partially offset by an increase in the number of producing wells in which the Company has an interest due to the aggressive drilling program on the Company's Utah properties, which began in the second half of 1996. In addition, the Company's lease operating expenses on a per BOE basis declined by 31% to $4.57 per BOE during 1997 as compared to $6.67 per BOE for 1996. This decline in lease operating expenses per BOE is due to the benefits of improved economies of scale from increasing production volumes from the Utah properties and the Company's continued focus on reduction of operating costs through improved efficiencies. This decline was partially offset by a significant increase in per BOE production costs of the Company's non-Utah properties due to several workovers performed during 1997.

       Depreciation, depletion and amortization expense decreased by 34% to $1,852,000 for the year ended December 31, 1997, as compared to $2,806,000 for 1996 primarily as a result of a significant increase in proved reserves in 1997 as a result of the Company's aggressive drilling program which began in the second half of 1996, the sale of the 50% interest in the Company's Utah properties in June 1996 and the sale of certain other non-strategic oil and natural gas properties in the third quarter of 1996 through the first quarter of 1997. These items were partially offset by increased production from the Company's remaining interest in the Utah properties.

       Exploration costs declined to zero for the year ended December 31, 1997 from $69,000 for 1996, as all of the Company's exploratory drilling activities were successful during the period and no geological and geophysical work was performed.

       General and administrative expenses increased by 44% to $1,300,000 for the year ended December 31, 1997, as compared to $902,000 for 1996. This increase was the result of an increase in engineering, geological and administrative staff necessary for the increased development activity and increased accounting staff needed to meet the increased reporting requirements associated with being a public company.

       Other Income (Expenses)

       Interest income (expense) net, for the year ended December 31, 1997, increased to $114,000 as compared to $40,000 in 1996 primarily as a result of interest earned on the proceeds from the Offering, partially offset by an increase in average outstanding debt during 1997.

       Gain on sales of property and equipment declined to $12,000 for the year ended December 31, 1997, as compared to $1,384,000 for 1996 due to gains recognized from the sale of a 50% interest in the Company's Utah properties in June 1996 and sales of non-strategic oil and gas properties in the third quarter of 1996.

       Income Tax Expense

       Income tax expense increased for the year ended December 31, 1997 to $2,514,000 as compared to the pro forma amount of $190,000 for the same period in 1996. This increase is due to the impact of a one-time, non-cash charge associated with the adoption of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 required that the net deferred tax liabilities of the Company on the date of the Conversion be recognized as a component of income tax expense. The Company recognized $2,475,000 in deferred tax liabilities and income tax expense on the date of the Conversion.

Year Ended December 31, 1996 Compared to December 31, 1995

       Operating Revenues

       Oil revenues increased by 39% to $4,459,000 in 1996 as compared to $3,217,000 in 1995 primarily as a result of an increase in the Company's oil production volume of approximately 80,000 Bbls in 1996. The increase in production volume is primarily the result of the Company's aggressive drilling program on its Utah properties during the last six months of 1996. This increase was partially offset by a decline in average oil sales prices from $17.61 per Bbl in 1995 to $16.96 per Bbl in 1996. The decline in the average oil sales price was due to a reduction in demand for the Company's Utah oil production during the second half of 1996 as a result of a temporary shutdown for major maintenance of one of the refineries which is a primary purchaser of the Company's Utah production, a crude oil hedge loss of $128,000 and amortization of deferred revenue of $524,000. The Company's average 1996 sales price of oil excluding the effects of the hedge loss and amortization of deferred revenue was $20.22 per Bbl.

       Natural gas revenues declined by 2% to $999,000 in 1996 as compared to $1,016,000 in 1995 primarily due to a decline in natural gas sales production to 553,770 Mcf in 1996 as compared to 659,202 Mcf in 1995. The decline in natural gas sales production is attributable to disposition of certain nonstrategic natural gas properties during 1996 and reduced gas production volumes from the Utah properties due to inception of the secondary oil recovery program. The decrease in natural gas production volumes was partially offset by an increase in average sales prices of natural gas to $1.80 per Mcf in 1996 as compared to $1.54 per Mcf in 1995.

       Operating Expenses

       Lease operating expenses increased to $2,369,000 in 1996 as compared to $2,260,000 in 1995 primarily as a result of an increase in the number of producing wells in which the Company has an interest due to the 1996 drilling program, partially offset by a reduction in lease operating expenses per BOE to $6.67 in 1996 as compared to $7.73 in 1995. The 14% decrease in lease operating expenses on a per BOE basis is primarily due to a decline in production costs of the Utah properties due to the Company's continued focus on reduction of operating costs through improved efficiencies. This decrease is partially offset by an increase in per BOE production costs of the Company non-Utah properties.

       Production taxes increased by 33%, or $61,000, from 1995 to 1996. This increase is due primarily to a 29% increase in the Company's oil and natural gas revenues during 1996 as compared to 1995.

       Depreciation, depletion and amortization expense increased by 22% to $2,806,000 in 1996 as compared to $2,302,000 in 1995, primarily as a result of increased production volumes due to 1996 drilling activity. Depreciation, depletion and amortization expense increased slightly to $7.90 per BOE in 1996 as compared to $7.87 per BOE in 1995.

     Exploration costs declined by 82% to $69,000 in 1996 as compared to $376,000 in 1995 due to a reduction in dry hole costs in 1996.

       General and administrative expenses decreased by 15% to $902,000 in 1996 as compared to $1,064,000 in 1995. This decline was due to an increase in overhead charges billed to non-operating partners of $484,000 as a result of increased activity on the Utah properties during 1996 due to the significant number of wells drilled in the second half of 1996. This decline was partially offset by an increase in engineering and administrative staff as a result of the increased development activity.

       Other Income (Expenses)

       Interest income (expense), net, improved by $256,000 as compared to 1995 to $40,000 of income in 1996 primarily as a result of a reduction in average outstanding debt and an increase in interest capitalized of $44,000 on the Company's Utah properties development project.

       Gain on sale of assets was $1,384,000 in 1996 as compared to a loss of $138,000 in 1995. The gain in 1996 is primarily due to a gain of $1,314,000 recognized on the sale of the 50% interest in the Utah properties in June 1996.

Liquidity and Capital Resources

       Capital Expenditures

       The Company requires capital primarily for the exploration, development and acquisition of oil and natural gas properties, the repayment of indebtedness and general working capital purposes.

       The  following  table sets forth  costs  incurred  by the  Company in its
exploration,   development  and  acquisition   activities   during  the  periods
indicated.


                                        Year Ended December 31,
                                    1997          1996           1995
                               ------------   ------------   ------------

Acquisition costs:

       Unproved properties...  $  1,721,636   $    490,487   $      8,206

       Proved properties.....       147,387             --      4,718,201

Development costs............    10,003,468      6,983,715      3,448,972

Exploration costs............            --             --        316,089

Improved recovery costs......       895,317        327,027        154,023
                               ------------   ------------   ------------

Total........................  $ 12,767,808   $  7,801,229   $  8,645,491
                               ============   ============   ============

       During 1998, the Company plans to focus its efforts on the continued development of its improved recovery projects in the Uinta Basin in Utah and its coal-bed methane project in the Raton Basin in Colorado.

       The Company plans to drill up to 65 gross (38.5 net) wells in the Uinta Basin during 1998 at a projected cost of up to $15 million. In addition, the Company plans to drill up to 20 pilot wells in the Raton Basin at an estimated cost of up to $5.5 million during the same time period. Finally, the Company plans to drill with an industry partner at least three gross (1.5 net) wells in Victoria and DeWitt Counties in South Texas.

       Cash Flow and Working Capital

       Cash provided by operating activities was $1,633,000 for the year ended December 31, 1997. The Company used cash on hand, proceeds from sales of property and equipment of $746,000, $10,000,000 of its revolving line of credit and a portion of the Offering proceeds to finance $16,260,000 of capital spending to drill and complete 29 net wells, acquire the Raton Basin acreage and pipeline and complete the water distribution system in the Company's Antelope Creek Field. Additionally, the Company incurred $1,485,000 in organization and financing costs associated with the Offering and renewing the Credit Agreement. During the fourth quarter of 1997, the Company completed its initial public offering of 2,625,000 shares of common stock at $12.50 per share, including 125,000 shares of the underwriters' over-allotment option, resulting in net proceeds to the Company of $30,516,000. Approximately $10,000,000 of the net proceeds were used to eliminate all outstanding amounts under the Credit Agreement. As a result of this activity, the Company's working capital increased from a deficit of ($541,000) to a positive of $14,872,000. The balance of the proceeds are expected to be utilized to develop production and reserves in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs.

       During 1996, the Company generated cash flow from operating activities of $4,129,000 and received proceeds from sales of oil and natural gas properties of $8,968,000. During the same period, the Company incurred $8,665,000 in capital expenditures and repaid $5,909,000 of outstanding debt.

       The Company believes that cash flow from operations, availability under the Credit Agreement and the remaining proceeds from the Offering will be adequate to support its budgeted working capital and capital expenditure requirements for at least the next 12 months. The Company believes that after 1998 it will require a combination of additional financing and cash flow from operations to implement its future development plans. The Company currently does not have any arrangements with respect to, or sources of, additional financing other than the Credit Agreement, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. In the event sufficient capital is not available, the Company may be unable to develop its Uinta Basin properties in accordance with its planned schedule.

       Financing

       In September 1997, the Company entered into the Amended and Restated Loan Agreement with The Chase Manhattan Bank ("Chase") (as amended, the "Credit Agreement"). The Credit Agreement includes a $20.0 million combination credit facility with a two-year revolving credit facility with an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which expires on September 15, 1999, at which time all balances outstanding under Tranche A will convert to a term loan expiring on September 15, 2002. Additionally, the Credit Agreement contains a separate revolving facility of $2.5 million ("Tranche B"), which expires on March 15, 1999, at which time all balances outstanding become immediately payable. Prior to the completion of the Offering, the Company had total outstanding obligations under the Credit Agreement of $10.0 million. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement on October 24, 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement is not longer available to the Company. Interest on borrowings outstanding under Tranche A is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the tranche.

Inflation and Changes in Prices

       The Company's revenue and the value of its oil and natural gas properties have been, and will continue to be, affected by levels of and changes in oil and natural gas prices. The Company's ability to obtain capital through borrowings and other means is also substantially dependent on prevailing and anticipated oil and natural gas prices. Oil and natural gas prices are subject to significant seasonal and other fluctuations that are beyond the Company's ability to control or predict. In an attempt to manage this price risk, the Company periodically engages in hedging transactions.

       Currently, annual inflation in terms of the decrease in the general purchasing power of the dollar is running much below the general annual inflation rates experienced in the past. While the Company, like other companies, continues to be affected by fluctuations in the purchasing power of the dollar, such effect is not currently considered significant.

Hedging Transactions

       In the past, the Company has entered into hedging contracts of various types in an attempt to manage price risk with regard to a portion of the Company's crude and natural gas production. While use of these hedging arrangements limit the downside risk of price declines, such arrangements may also limit the benefits which may be derived from price increases.

       The Company historically has used various financial instruments such as collars, swaps and futures contracts in an attempt to manage its price risk. Monthly settlements on these financial instruments are typically based on differences between the fixed prices specified in the instruments and the settlement price of certain future contracts quoted on the NYMEX or certain other indices. The instruments which have been historically used by the Company have not had a contractual obligation which requires or allows the future physical delivery of the hedged products.

       The Company had one open hedging contract at December 31, 1997, which is a crude oil collar on 309,000 Bbls of oil with a floor price of $17.00 per Bbl and a ceiling price of $20.75 per Bbl indexed to the NYMEX light crude future settlement price. See Note 7 to the Notes to Combined Financial Statements. This contract covers 309,000 Bbls of oil over the next two years as follows:

          Year                                Bbls
          ----                              -------
          1998..........................    150,000
          1999 .........................    159,000
            Total ......................    309,000
                                            =======

Information System Issues

      During 1997, the Company implemented a new accounting and operations system and simultaneously resolved any "Year 2000" issues. All associated costs of the system implementation are included in the Company's combined balance sheet as of December 31, 1997. Future costs associated with the continued implementation are projected by the Company's management to be immaterial.

Cautionary Statements for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

      Petroglyph or its representatives may make forward looking statements, oral or written, including statements in this report, press releases and filings with the SEC, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and gas production, the number of wells the Company anticipates drilling in specified periods and the Company's financial position, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations. Among the factors that could cause actual results to differ materially from the Company's expectations are risks inherent in drilling and other development activities, the timing and event of changes in commodity prices, unforeseen engineering and mechanical or technological difficulties in drilling wells and implementing enhanced oil recovery programs, the availability, proximity and capacity of refineries, pipelines and processing facilities, shortages or delays in the delivery of equipment and services, land issues, federal and state regulatory developments and other factors set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this report. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

      Volatility of Oil and Natural Gas Prices. The Company's revenues, operating results, profitability and future growth and the carrying value of its oil and natural gas properties are substantially dependent upon the prices received for the Company's oil and natural gas. Historically, the markets for oil and natural gas have been volatile and such volatility may continue or recur in the future. Various factors beyond the control of the Company will affect prices of oil and natural gas, including the worldwide and domestic supplies of oil and natural gas, the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, political instability or armed conflict in oil or natural gas producing regions, the price and level of foreign imports, the level of consumer demand, the price, availability and acceptance of alternative fuels, the availability of pipeline capacity, weather conditions, domestic and foreign governmental regulations and taxes and the overall economic environment.

      Any significant decline in the price of oil or natural gas would adversely affect the Company's revenues, operating income (loss) and cash flow and could require an impairment in the carrying value of the Company's oil and natural gas properties.

      Uncertainty of Reserve Information and Future Net Revenue Estimates. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond the Company's control. Estimates of proved undeveloped reserves and reserves recoverable through enhanced oil recovery techniques, which comprise a significant portion of the Company's reserves, are by their nature uncertain. The reserve information set forth in this Prospectus represents estimates only. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise and should be expected to change as additional information becomes available.

      Estimates of oil and natural gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. In particular, given the early stage of the Company's development programs, the ultimate effect of such programs is difficult to ascertain. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of improved recovery techniques such as the enhanced oil recovery techniques utilized by the Company, the assumed effects of regulations by governmental and tribal agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

      The PV-10 referred to in this report should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. In accordance with applicable requirements, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, refinery capacity, curtailments or increases in consumption by natural gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of expenses in connection with development and production of oil and natural gas properties. In addition, the 10% discount factor, which is required to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general.

      Limited Operating History. The Company, which began operations in April 1993, has a limited operating history upon which the Company's stockholders may base their evaluation of the Company's performance. As a result of its brief operating history, expanded drilling program and change in the Company's mix of properties during such period as a result of its acquisition and disposition of properties, the operating results from the Company's historical periods may not be indicative of future results. There can be no assurance that the Company will continue to experience growth in, or maintain its current level of, revenues, oil and natural gas reserves or production. In addition, the Company's expansion has placed significant demands on its administrative, operational and financial resources and the Company is in the process of implementing a new accounting system. Any future growth of the Company's oil and natural gas reserves, production and operations would place significant further demands on the Company's financial, operational and administrative resources.

      History of Operating Losses and Net Losses. The Company has experienced operating losses in each year since its inception in 1993, including an operating loss of approximately $25,000 in 1997. Excluding the effect of the $1.3 million gain on the sale of the 50% interest in Antelope Creek in 1996, the Company also has experienced net losses in each year since its inception. During 1997, the Company incurred an operating loss and a net loss of approximately $25,000 and $2.4 million, respectively. The Company's net loss for the year ended December 31, 1997 was due to a one-time $2.5 million non-cash provision for 1997 income taxes resulting from the Company's conversion from a partnership to a corporation. Although the Company expects its results of operations to improve as it completes additional Uinta Basin wells and develops its Raton Basin acreage, there is no assurance that the Company will achieve, or be able to sustain, profitability.

      Early Stages of Development Activities. The Company's development plan includes (i) the drilling of development and exploratory wells in the Uinta Basin, together with injection wells that are intended to repressurize producing reservoirs in the Lower Green River formation, (ii) subject to the evaluation of the results of a pilot program, the drilling of exploratory wells in connection with the development of a coalbed methane project in the Raton Basin and (iii) the use of 3-D seismic technology to exploit its properties in south Texas. The success of these projects will be materially dependent on whether the Company's development and exploratory wells can be drilled and completed as commercially productive wells, whether the enhanced oil recovery techniques can successfully repressurize reservoirs and increase the rate of production and ultimate recovery of oil and natural gas from the Company's acreage in the Uinta Basin and whether the Company can successfully implement its planned coalbed methane project on its acreage in the Raton Basin. Although the Company believes the geologic characteristics of its project areas reduce the probability of drilling nonproductive wells, there can be no assurance that the Company will drill productive wells. If the Company drills a significant number of nonproductive wells, the Company's business, financial condition and results of operations would be materially adversely affected. While the Company's pilot enhanced oil recovery projects in the Uinta Basin have indicated that rates of oil production can be increased, the repressurization takes place over a period of approximately two years, with full response occurring after approximately five years; therefore, the ultimate effect of the enhanced oil recovery operations will not be known for several years. Ultimate recoveries of oil and natural gas from the enhanced oil recovery programs may also vary at different locations within the Company's Uinta Basin properties. Accordingly, due to the early stage of development, the Company is unable to predict whether its development activities in the Uinta Basin will meet its expectations. In the event the Company's enhanced oil recovery program does not effectively increase rates of production or ultimate recovery of oil reserves, the Company's business, financial condition and results of operation will likely be materially adversely affected.

      Risks Associated with Operating in the Uinta Basin

      Concentration in Uinta Basin. The Company's properties in the Greater Monument Butte Region of the Uinta Basin constitute the majority of the Company's existing inventory of producing properties and drilling locations. Approximately 85% of the Company's 1997 capital expenditures of approximately $16.3 million was dedicated to developing the Company's enhanced oil recovery projects in this area. There can be no assurance that the Company's operations in the Uinta Basin will yield positive economic returns. Failure of the Company's Uinta Basin properties to yield significant quantities of economically attractive reserves and production would have a material adverse impact on the Company's financial condition and results of operations. In addition, recent heavy drilling activity by a number of operators in the Uinta Basin may increase the cost to acquire additional acreage in this area, reduce or limit the availability of drilling and service rigs, equipment and supplies, or reduce demand for the Company's production, any of which would impact the Company more adversely than if the Company were more geographically diversified.

      Limited Refining Capacity for Uinta Basin Black Wax. The marketability of the Company's oil production depends in part upon the availability, proximity and capacity of refineries, pipelines and processing facilities. The crude oil produced in the Uinta Basin is known as "black wax" or "yellow wax" and has a higher paraffin content than crude oil found in most other major North American basins. Currently, the most economic markets for the Company's black wax production are five refineries in Salt Lake City that have limited facilities to refine efficiently this type of crude oil. Because these refineries have limited capacity, any significant increase in Uinta Basin "black wax" production or temporary or permanent refinery shutdowns due to maintenance, retrofitting, repairs, conversions to or from "black wax" production or otherwise could create an over supply of "black wax" in the market, causing prices for Uinta Basin oil to decrease. Since July 1996, the posted prices for Uinta Basin oil production have been lower than major national indexes for crude oil. The Company believes these differences are attributable to one or more market factors, including refinery capacity constraints caused by scheduled maintenance at one of the Salt Lake City refineries, the increase in supply of Uinta Basin "black wax" production resulting from the recent drilling activity or the reaction to the potential availability of additional non-Uinta Basin crude oil production associated with a new pipeline. There can be no assurance that prices will return to historical levels or that other price declines related to supply imbalances will not occur in the future. To the extent crude oil prices decline further or the Company is unable to market efficiently its oil production, the Company's business, financial condition and results of operations could be materially adversely affected.

      Marketability of Natural Gas Production. The Company's Uinta Basin properties currently produce natural gas in association with the production of crude oil. The produced natural gas is gathered into the Company's natural gas pipeline gathering system and compressed into an interstate natural gas pipeline at which point the produced natural gas is sold to marketers or end users. Because current state and Ute tribal regulations prohibit the flaring or venting of natural gas produced in the Uinta Basin, in the event the Company is unable to market its natural gas production due to pipeline capacity constraints or curtailments, the Company may be forced to shut in or curtail its oil and natural gas production from any affected wells or install the necessary facilities to reinject the natural gas into existing wells. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its natural gas. Any dramatic change in any of these market factors or curtailment of oil and natural gas production due to the Company's inability to vent or flare natural gas could have a material adverse effect on the Company.

      Availability of Water for Enhanced Oil Recovery Program. The Company's enhanced oil recovery program involves the injection of water into wells to pressurize reservoirs and, therefore, requires substantial quantities of water. The Company intends to satisfy its requirements from one or more of three sources: water produced from water wells, water purchased from local water districts and water produced in association with oil production. The Company currently has drilled water wells only in the Antelope Creek field, and there can be no assurance that these water wells will continue to produce quantities sufficient to support the Company's enhanced oil recovery program, that the Company will be able to obtain the necessary approvals to drill additional water wells or that successful water wells can be drilled in its other Uinta Basin development areas. The Company has a contract with East Duchesne Water District to purchase up to 10,000 barrels of water per day through September 30, 2004. After the initial term, this contract automatically renews each year for one additional year; however, either party may terminate the agreement with twelve months prior notice. In the event of a water shortage, the East Duchesne Water District contract provides that preferences will be given to residential customers and other water customers having a higher use priority than the Company. In addition, the Company has not yet secured a water source for full development of its Natural Buttes Extension properties. There can be no assurance that water shortages will not occur or that the Company will be able to renew or enter into new water supply agreements on commercially reasonable terms or at all. To the extent the Company is required to pay additional amounts for its supply of water, the Company's financial condition and results of operations may be adversely affected. While the Company believes that there will be sufficient volumes of water available to support its improved oil recovery program and has taken certain actions to ensure an adequate water supply will be available, in the event the Company is unable to obtain sufficient quantities of water, the Company's enhanced oil recovery program and business would be materially adversely affected.

      Risks Associated with Planned Operations in the Raton Basin

      Coalbed Methane Production. During the last ten years, new technology has lowered the cost of coalbed methane production, making such development commercially viable in areas where production was previously thought to be uneconomic. While the Company believes that these new technologies will be applicable to its acreage in the Raton Basin, the Company has recently begun its development program. There can be no assurance that this program will discover natural gas and, if natural gas is discovered, that the Company will be successful in completing commercially productive wells.

      Dependence on Third Party Expertise. Based on its limited operating experience in the Raton Basin, the Company intends to engage independent contractors in connection with its coalbed methane natural gas development activities. There can be no assurance that such technological expertise will be available to the Company on commercially reasonable terms or at all.

      Water Disposal. The Company believes that the water produced from the Raton Basin coal seams will be low in dissolved solids, allowing the Company, operating under permits which the Company believes will be issued by the State of Colorado, to discharge the water into streambeds or stockponds. However, if nonpotable water is discovered, it may be necessary to install and operate evaporators or to drill disposal wells to reinject the produced water back into the underground rock formations adjacent to the coal seams or to lower sandstone horizons. In the event the Company is unable to obtain permits from the State of Colorado, if nonpotable water is discovered or if applicable future laws or regulations require water to be disposed of in an alternative manner, the costs to dispose of produced water will increase, which increase could have a material adverse effect on the Company's operations in this area.

      Substantial Capital Requirements. The Company's current development plans will require it to make substantial capital expenditures in connection with the exploration, development and exploitation of its oil and natural gas properties. The Company's enhanced oil recovery project and pilot coalbed methane project require substantial initial capital expenditures. Historically, the Company has funded its capital expenditures through a combination of internally generated funds from sales of production or properties, equity contributions, long-term debt financing and short-term financing arrangements. The Company anticipates that the net proceeds from the Offering in October 1997, together with cash flow from operations and availability under the Credit Agreement, will be sufficient to meet its estimated capital expenditure requirements for 1998. The Company believes that it will require a combination of additional financing and cash flow from operations to implement its future development plans. The Company currently does not have any arrangements with respect to, or sources of, additional financing other than the Credit Agreement, and there can be no assurance that any additional financing will be available to the Company on acceptable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas, the Company's success in locating and producing new reserves and the success of the enhanced recovery program in the Uinta Basin and the coalbed methane project in the Raton Basin. To the extent that future financing requirements are satisfied through the issuance of equity securities, the Company's existing stockholders may experience dilution that could be substantial. The incurrence of debt financing could result in a substantial portion of the Company's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. If revenue were to decrease as a result of lower oil and natural gas prices, decreased production or otherwise, and the Company had no availability under the Credit Agreement or any other credit facility, the Company could have a reduced ability to execute its current development plans, replace its reserves or to maintain production levels, which could result in decreased production and revenue over time.

      Compliance with Governmental and Tribal Regulations. Oil and natural gas operations are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as safety matters, which may be changed from time to time in response to economic or political conditions. In addition, approximately 33% of the Company's acreage is located on Ute tribal land and is leased by the Company from the Ute Indian Tribe and the Ute Distribution Corporation. Because the Ute tribal authorities have certain rule making authority and jurisdiction, such leases may be subject to a greater degree of regulatory uncertainty than properties subject to only state and federal regulations. Although the Company has not experienced any material difficulties with its Ute tribal leases or in complying with Ute tribal laws or customs, there can be no assurance that material difficulties will not be encountered in the future. Matters subject to regulation by federal, state, local and Ute tribal authorities include permits for drilling operations, road and pipeline construction, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation and environmental protection. Prior to drilling any wells in the Uinta Basin, applicable federal and Ute tribal requirements and the terms of its development agreements will require the Company to have prepared by third parties and submitted for approval an environmental and archaeological assessment for each area to be developed prior to drilling any wells in such areas. Although the Company has not experienced any material delays that have affected its development plans, there can be no assurance that delays will not be encountered in the preparation or approval of such assessments, or that the results of such assessments will not require the Company to alter its development plans. Any delays in obtaining approvals or material alterations to the Company's development plans could have a material adverse effect on the Company's operations. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Significant expenditures may be required to comply with governmental and Ute tribal laws and regulations and may have a material adverse effect on the Company's financial condition and results of operations.

      Compliance with Environmental Regulations. The Company's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require the Company to incur substantial costs of remediation. Moreover, the Company has agreed to indemnify sellers of properties purchased by the Company against certain liabilities for environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by the Company.

      Reserve Replacement Risk. The Company's future success depends upon its ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities, enhanced oil recovery activities or acquires properties containing proved reserves. Approximately 49% of the Company's total proved reserves at December 31, 1997 were undeveloped. In order to increase reserves and production, the Company must continue its development and exploitation drilling programs or undertake other replacement activities. The Company's current development plan includes increasing its reserve base through continued drilling, development and exploitation of its existing properties. There can be no assurance, however, that the Company's planned development and exploitation projects will result in significant additional reserves or that the Company will have continuing success drilling productive wells at anticipated finding and development costs.

      In addition to the development of its existing proved reserves, the Company expects that its inventory of unproved drilling locations will be the primary source of new reserves, production and cash flow over the next few years. The Company's properties in the Uinta Basin constitute the majority of the Company's existing inventory. Approximately 69% of the Company's fiscal year 1998 capital expenditure budget is expected to be associated with drilling and acreage acquisition activity in the Uinta Basin. There can be no assurance that the Company's activities in the Uinta Basin will yield economic returns. The failure of the Uinta Basin to yield significant quantities of economically recoverable reserves could have a material adverse impact on the Company's future financial condition and results of operations and could result in a write-off of a significant portion of its investment in the Uinta Basin.

      Dependance on Key Personnel. The Company's success has been and will continue to be highly dependent on Robert C. Murdock, its Chairman of the Board, President and Chief Executive Officer, Robert A. Christensen, its Executive Vice President and Chief Technical Officer, Sidney Kennard Smith, its Executive Vice President and Chief Operating Officer, and a limited number of other senior management and technical personnel. Loss of the services of Mr. Murdock, Mr. Christensen, Mr. Smith or any of those other individuals could have a material adverse effect on the Company's operations. The Company's failure to retain its key personnel or hire additional personnel could have a material adverse effect on the Company.

      Acquisition Risks. The Company has grown primarily through the acquisition and development of its oil and natural gas properties. Although the Company expects to concentrate on such activities in the future, the Company expects that it may evaluate and pursue from time to time acquisitions in the Uinta Basin, the Raton Basin and in other areas that provide attractive investment opportunities for the addition of production and reserves and that meet the Company's selection criteria. The successful acquisition of producing properties and undeveloped acreage requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company generally assumes preclosing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis. With respect to its acquisitions to date, the Company has no material commitments for capital expenditures to comply with existing environmental requirements. There can be no assurance that any acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on the Company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Combined Financial Statements required by this item are included on the pages immediately following the Index to Combined Financial Statements appearing on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement (the "1998 Proxy Statement") for its annual meeting of stockholders to be held on May 27, 1998. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1997.

      Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.


ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

      The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1997.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)   1.    Combined Financial Statements:

            See Index to Combined Financial Statements on page F-1.

      2.    Financial Statement Schedules:

            See Index to Combined Financial Statements on page F-1.


      3. Exhibits: The following documents are filed as exhibits to this report:

Exhibit
Number                         Description of Document
--------                       ------------------------

 2 Exchange Agreement (filed as Exhibit 2 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

3.2 Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No.333-34241, and incorporated herein by reference)

4 Form of Common Stock Certificate (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.1 Stockholders Agreement(filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.2 Registration Rights Agreement (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.3 Financial Advisory Services Agreement (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.4 1997 Incentive Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.5  Form  of  Confidentiality   and  Noncompete   Agreement  between  the
      Registrant  and each of its  executive  officers  (filed as Exhibit
      10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.6 Form of Indemnity Agreement between the Registrant and each of its executive officers (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.7 Amended and Restated Loan Agreement, dated September 15, 1997, among Petroglyph Gas Partners, L.P., Petroglyph Energy, Inc. and The Chase Manhattan Bank (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.8 Asset Purchase and Sale Agreement, dated as of June 1, 1996, by and between Petroglyph Gas Partners, L.P., and CoEnergy Enhanced Production, Inc. (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.9 Assignment of mining lease dated June 26, 1996 by Petroglyph Gas Partners, L.P. to CoEnergy Enhanced Production, Inc. (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.10 Cooperative  Plan of  Development  and Operation for the Antelope   Creek
      Enhanced Recovery Project Duchesne, County Utah, dated as of February 17, 1994, by and between Petroglyph Operating Company, Inc., Inland Resources, Inc., Petroglyph Gas Partners, L.P., Ute Indian Tribe and Ute Distribution Corporation (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and
      incorporated  herein by      reference).

10.11 Exploration  and  Development  Agreement  between  The Ute Indian  Tribe,
      The  Ute  Distribution  Corporation  and  Petroglyph  Gas Partners,   L.P.
      (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.12 Antelope Creek Unit Participation Agreement, dated as of June 1, 1996, by and between Petroglyph Operating Company, Inc., Petroglyph Gas Partners, L.P. and CoEnergy Enhanced Production, Inc. (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.13 Unit Operating Agreement Unit, dated June 1, 1996, by and between Petroglyph Operating Company, Inc., Petroglyph Gas Partners, L.P. and CoEnergy Enhanced Production, Inc.(filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.14 Water Agreement, dated October 1, 1994, between East Duchesne Culinary Water Improvement District and Petroglyph Operating Company, Inc. (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.15 Asset Purchase and Sale Agreement, dated May 15, 1997, among Infinity Oil & Gas, Inc. and PGP II, L.P. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No.333-34241, and incorporated herein by reference).

10.16 Lease Agreement between Hutch Realty, L.L.C. and Petroglyph Operating Company, Inc. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.17 Letter dated August 21, 1997 from Hutch Realty, L.L.C. to Petroglyph Operating Company, Inc. concerning renewal of Lease Agreement (filed as
      Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.18 Warrant Agreement, dated September 15, 1997, among The Chase Manhattan Bank, Petroglyph Gas Partners, L.P. and Petroglyph Energy, Inc.(filed as
      Exhibit 10.20 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.19 Registration Rights Agreement, dated September 15, 1997, between The Chase Manhattan Bank and Petroglyph Energy, Inc. (filed as Exhibit 10.21 to the Company's Registration Statement on Form
      S-1, Registration No.333-34241, and incorporated herein by reference).

10.20 Guaranty dated September 15, 1997 by Petroglyph Energy, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

23.2  Consent of Arthur Andersen LLP, independent public accounts

27    Financial Data Schedule.


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                      GLOSSARY OF OIL AND NATURAL GAS TERMS


      The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Unless otherwise indicated in this report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple. BOEs are determined using the ratio of six Mcf of natural gas to one Bbl of oil.

      Average Finding Costs. The average amount of total capital expenditures, including acquisition costs, and exploration and abandonment costs for oil and natural gas activities divided by the amount of proved reserves (expressed in BOE) added in the specified period (including the effect on proved reserves or reserve revisions).

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

      Bcf.  One billion cubic feet.

     BOE. Barrels of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

      Btu or British thermal unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

      Coalbed methane. Methane gas from coals in the ground, extracted using conventional oil and natural gas industry drilling and completion methodology. The gas produced is usually over 90% methane, with a small percentage of ethane and impurities such as carbon dioxide and nitrogen. Methane is the principal component of natural gas. Coalbed methane shares the same markets as conventional natural gas, via the natural gas pipeline infrastructure.

     Completion. The installation of permanent equipment for the production of oil or natural gas.

     Condensate. A hydrocarbon mixture that becomes liquid and separates from natural gas when the natural gas is produced and is similar to oil.

      Developed acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

      Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

      Dry well. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of an oil or natural gas well.

      Exploratory well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

      Gross acres or gross wells. The total acres or wells, as the case may be, in which the Company has a working interest.

      LOE.  Lease operating expenses.

      MBbl. One thousand barrels of crude oil or other liquid hydrocarbons.

      MBOE.  One thousand barrels of oil equivalent.

      Mcf.  One thousand cubic feet of natural gas.

      MMBbl.  One million barrels of oil or other liquid hydrocarbons.

      MMBOE.  One million barrels of oil equivalent.

      MMcf.  One, million cubic feet of natural gas.

      Net acres or net wells. Gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

     Net production. Production that is owned by the Company less royalties and production due others,

      Oil.  Crude oil or condensate.

     Operator. The individual or company responsible for the exploration, development, and production of an oil or natural gas well or lease.

      Original oil in place. The estimated number of barrels of crude oil in known reservoirs prior to any production.

      Present Value of Future Net Revenues or PV-10. The present value of estimated future net revenues to be generated from the production of proved reserves, net of estimated production and ad valorem taxes, future capital costs and operating expenses, using prices and costs in effect as of the date indicated, without giving effect to federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

      Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

      Proved reserves. The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

            i. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by natural gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

            ii. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

      Proved undeveloped reserves. Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

     Recompletion. The completion for production, of an existing well bore in another formation from that in which the well has been previously completed.

      Reserve replacement cost. Total cost incurred for exploration and development, divided by reserves added from all sources, including reserve discoveries, extensions and improved recovery additions, net revisions to reserve estimates and purchases of reserves-in-place.

      Reserves.  Proved reserves.

      Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

      Spud.  Start drilling a new well (or restart).

      3-D seismic. Seismic data that are acquired and processed to yield a three-dimensional picture of the subsurface.

      Tcf.  One trillion cubic feet of natural gas.

      Undeveloped acreage. Lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether or not such acreage contains proved reserves. Included within undeveloped acreage are those lease acres (held by production under the terms of a lease) that are not within the spacing unit containing, or acreage assigned to, the productive well holding such lease.

      Waterflood. The injection of water into a reservoir to fill pores or fractures vacated by produced fluids, thus maintaining reservoir pressure and assisting production.

      Working interest. An interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and natural gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

     Workover. Operations on a producing well to restore or increase production.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 20, 1998.


                                   PETROGLYPH ENERGY, INC.

                                   Registrant


                                   By: /s/ Robert C. Murdock
                                       ---------------------
                                       Robert C. Murdock
                                       President and Chief Executive Officer


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 20, 1998, by the following persons on behalf of the Registrant and in the capacity indicated.


 /s/ ROBERT C. MURDOCK
 ---------------------
Robert C. Murdock
President, Chief Executive Officer and Chairman of the Board



/s/ ROBERT A. CHRISTENSEN
-------------------------
Robert A. Christensen
Executive Vice President and Director



/s/ TIM A. LUCAS
----------------
Tim A. Lucas
Vice President, Chief Financial Officer and Treasurer



/s/ DAVID R. ALBIN
------------------
David R. Albin
Director



/s/ KENNETH A. HERSH
--------------------
Kenneth A. Hersh
Director



/s/ A. J. SCHWARTZ
------------------
A. J. Schwartz
Director

                          INDEX TO FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS OF PETROGLYPH ENERGY, INC.

                                                                            PAGE

Report of Independent Public Accountants.....................................F-2

Combined Balance Sheets as of December 31, 1997 and 1996.....................F-3

Combined Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995........................................F-4

Combined Statements of Change in Stockholders' Equity for the Years Ended
     December 31, 1997, 1996 and 1995........................................F-5

Combined Statements of Cash Flows for the Years Ended December 31, 1997,
     1996 and 1995...........................................................F-6

Notes to Combined Financial Statements.......................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Petroglyph Energy, Inc.:

 We have audited the accompanying combined balance sheets of Petroglyph Energy, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997 and 1996, and the related combined statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Petroglyph Energy, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Dallas, Texas,
   February 27, 1998



                                               PETROGLYPH ENERGY, INC.

                                               COMBINED BALANCE SHEETS

                                                             December 31,
                                                  ------------------------------
                                                       1997              1996
                                                  -------------     ------------
     ASSETS
Current Assets:
     Cash and cash equivalents................... $ 16,678,655      $ 1,577,632
     Accounts receivable:
         Oil and natural gas sales...............      665,214        1,178,287
         Joint interest billing..................      463,400          152,118
         Other...................................      144,684           85,037
                                                  -------------     ------------
                                                     1,273,298        1,415,442

     Inventory...................................    1,376,737        1,064,802
     Prepaid expenses............................      246,193          125,045
                                                  -------------     ------------
                  Total Current Assets...........   19,574,883        4,182,921
                                                  -------------     ------------

Property and equipment, successful
   efforts method at cost:
     Proved properties...........................   23,317,886       13,266,674
     Unproved properties.........................    2,957,707        1,269,873
     Pipelines, gas gathering and other..........    6,901,300        3,429,985
                                                  -------------     ------------
                                                    33,176,893       17,966,532

     Less--Accumulated depreciation, depletion,
          and amortization.......................   (6,607,487)      (5,083,655)
                                                   ------------     ------------
         Property and equipment, net.............   26,569,406       12,882,877
                                                  -------------     ------------

Note receivable from directors...................      246,500          246,500
Other assets, net................................      323,189          157,809
                                                  -------------     ------------
                  Total Assets................... $ 46,713,978      $17,470,107
                                                  =============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities:
         Trade................................... $  3,608,144     $  3,768,143
         Oil and natural gas sales...............      735,343          657,287
         Deferred revenue........................         --             45,860
         Current portion of long-term debt.......       36,598           24,697
         Accrued taxes payable...................      172,411          157,667
         Other...................................      149,771           70,019
                                                  ------------     -------------
                  Total Current Liabilities......    4,702,267        4,723,673
                                                  ------------     -------------

Long term debt ..................................         --             51,800
                                                  ------------     -------------
Deferred tax liability...........................    2,514,154               --
                                                  ------------     -------------

Stockholders' Equity:
     Partners' Capital........................... $       --       $ 12,694,634
     Common Stock, par value $.01 per share;
         25,000,000 shares authorized
         5,458,333 shares issued and outstanding        54,583               --
     Paid-in capital.............................   43,659,457               --
     Retained earnings (deficit).................   (4,216,483)              --
                                                  -------------    -------------
                  Total Stockholders' Equity.....   39,497,557       12,694,634
                                                  ------------     -------------
Total Liabilities and Stockholders' Equity....... $ 46,713,978     $ 17,470,107
                                                  ============     =============

The accompanying notes are an integral part of these financial statements.


                             PETROGLYPH ENERGY, INC.

                        COMBINED STATEMENTS OF OPERATIONS

                                                 Year Ended December 31,
                                       -----------------------------------------
                                          1997           1996          1995
                                       ------------   ------------  ------------

Operating Revenues:
     Oil sales........................ $ 3,734,856    $ 4,458,769   $ 3,216,901
     Natural gas sales................   1,070,195        998,920     1,015,863
     Other............................      60,847             --        36,050
                                       ------------   ------------  ------------
           Total operating revenues...   4,865,898      5,457,689     4,268,814
                                       ------------   ------------  ------------
Operating Expenses:
     Lease operating..................   1,559,885      2,368,973     2,260,303
     Production taxes.................     178,822        248,848       187,563
     Exploration costs................          --         68,818       375,649
     Depreciation, depletion,
       and amortization...............   1,852,296      2,805,693     2,302,515
     Impairments......................          --             --       109,209
     General and administrative.......   1,299,851        902,409     1,063,708
                                       ------------   ------------  ------------
           Total operating expenses...   4,890,854      6,394,741     6,298,947
                                       ------------   ------------  ------------
Operating Loss........................     (24,956)      (937,052)   (2,030,133)
Other Income (Expenses):
     Interest income (expense), net...     114,036         40,580      (215,669)
     Gain (loss) on sales of
       property and equipment, net....      12,440      1,383,766      (138,614)
                                       ------------   ------------  ------------
Net income (loss) before income taxes.     101,520        487,294    (2,384,416)
                                       ------------   ------------  ------------
Income Tax Expense (Benefit):
     Current..........................    (463,238)            --            --
     Deferred.........................   2,977,392             --            --
     Pro forma........................          --        190,044            --
                                       ------------   ------------  ------------
           Total Income Tax Expense ..   2,514,154        190,044            --
                                       ------------   ------------  ------------
Net Income (Loss)..................... $(2,412,634)   $   297,250   $(2,384,416)
                                       ============   ============  ============
Earnings(Loss) per Common Share,
     Basic and Diluted................ $      (.73)   $       .11   $      (.84)
                                       ============   ============  ============
Weighted Average Common Shares
  Outstanding (Note 4)
     Actual...........................   3,326,826             --            --
     Pro forma........................          --      2,833,333     2,833,333
                                       ============   ============  ============









                     The accompanying notes are an integral part of these financial statements.

                                      F-4



                             PETROGLYPH ENERGY, INC.

             COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995


                                                                           Retained
                                      Common    Partners'       Paid In    Earnings         Total
                                       Stock     Capital        Capital    (Deficit)       Equity
                                    --------  ------------  ------------  ------------   -------------

Balance, December 31, 1994......... $    --   $ 8,973,044   $        --   $(2,381,288)   $  6,591,756

Contributions......................      --     8,000,000            --            --       8,000,000


Net loss before income taxes.......      --            --            --    (2,384,416)     (2,384,416)
                                    --------  ------------  ------------  ------------   -------------

Balance, December 31, 1995.........      --    16,973,044            --    (4,765,704)     12,207,340

Contributions......................      --            --            --            --              --

Net income before income taxes.....      --            --            --       487,294         487,294
                                    --------  ------------  ------------  ------------   -------------

Balance, December 31, 1996               --    16,973,044            --    (4,278,410)     12,694,634

Initial public offering of common    26,250            --    29,189,307            --      29,215,557
   stock, net of offering costs....

Transfers at Conversion............  28,333   (16,973,044)   16,944,711            --              --

Deferred income taxes recorded
     upon Conversion (Note 2)......      --            --    (2,474,561)           --      (2,474,561)

Net income.........................      --            --            --        61,927          61,927
                                    --------  ------------  ------------  ------------   -------------

Balance, December 31, 1997......... $54,583   $         0  $ 43,659,457   $(4,216,483)   $ 39,497,557
                                    ========  ============  ============  ============   =============







   The accompanying notes are an integral part of these financial statements.



                             PETROGLYPH ENERGY, INC.

                        COMBINED STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                   ------------------------------------------------
                                                                        1997               1996            1995
                                                                   --------------   --------------   --------------

Operating Activities:
   Net income (loss)...........................................    $  (2,412,634)   $     487,294    $ (2,384,416)
   Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation, depletion, and amortization...........        1,852,296        2,805,693       2,302,515
           (Gain) loss on sales of property and equipment, net.          (12,440)      (1,383,766)        138,614
           Amortization of deferred revenue....................          (45,860)        (524,140)             --
           Impairments.........................................               --               --         109,209
           Exploration costs...................................               --               --         316,089
           Property abandonments...............................               --           68,818          59,560
           Amortization of financing costs.....................               --               --          66,255
           Deferred Taxes......................................        2,514,154               --              --
           Proceeds from deferred revenue......................               --          570,000              --

   Changes in assets and liabilities--
        (Increase) decrease in accounts receivable.............          142,144         (481,169)       (100,937)
        Increase in inventory..................................         (311,935)        (579,257)       (275,151)
        (Increase) decrease in prepaid expenses................         (113,945)           3,561         (82,715)
        Increase in accounts payable and accrued liabilities...           20,819        3,162,406         197,759
                                                                   --------------   --------------   -------------

           Net cash provided by operating activities...........        1,632,599        4,129,440         346,782

Investing Activities:
   Proceeds from sales of property and equipment...............          745,712        8,968,274         805,869
   Additions to oil and natural gas properties, including
        exploration costs......................................      (12,767,808)      (7,801,229)     (8,645,491)
   Additions to pipelines, gas gathering and other.............       (3,491,853)        (863,911)     (1,797,955)
   Maturity of certificates of deposit.........................               --               --           57,925
                                                                   --------------   --------------   -------------
        Net cash provided by (used in) investing activities....      (15,513,949)         303,134      (9,579,652)

Financing Activities:
   Proceeds from issuance of equity securities.................       30,515,625               --              --
   Contributions by partners...................................               --               --       8,000,000
   Proceeds from issuance of, and draws on, notes payable......       10,085,381        2,085,024       7,400,000
   Payments on note payable....................................      (10,133,545)      (5,908,527)     (5,300,000)
   Payments for organization and financing costs...............       (1,485,088)        (106,375)        (50,620)
                                                                   --------------   --------------   -------------
        Net cash provided by (used in) financing activities....       28,982,373       (3,929,878)     10,049,380
                                                                   --------------   --------------   -------------

Net increase in cash and cash equivalents......................       15,101,023          502,696         816,510

Cash and cash equivalents, beginning of period.................        1,577,632        1,074,936         258,426
                                                                   --------------   --------------   -------------
Cash and cash equivalents, end of  period......................    $  16,678,655    $   1,577,632    $  1,074,936
                                                                   ==============   ==============   =============


   The accompanying notes are an integral part of these financial statements.

                             PETROGLYPH ENERGY, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995

1.       ORGANIZATION:

         Petroglyph Energy, Inc. ("Petroglyph" or the "Company") was incorporated in Delaware in April 1997 for the purpose of consolidating and continuing the activities previously conducted by Petroglyph Gas Partners, L.P. ("PGP" or the "Partnership"). PGP is a Delaware limited partnership, which was organized on April 15, 1993 to acquire, explore for, produce and sell oil, natural gas, and related hydrocarbons. The general partner is Petroglyph Energy, Inc., a Kansas corporation ("PEI"). Petroglyph Gas Partners II, L.P. ("PGP II") is a Delaware limited partnership, which was organized on April 15, 1995 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner of PGP II is PEI (1% interest) and the limited partner is PGP (99% interest). Pursuant to the terms of an Exchange Agreement dated August 22, 1997 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Partnership and all of the stock of PEI in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated immediately prior to the closing of the initial public offering of the Company's Common Stock (the "Offering"). The Conversion has been accounted for as a transfer of assets and liabilities between affiliates under common control and will result in no change in carrying values of these assets and liabilities.

         The accompanying combined financial statements of Petroglyph include the assets, liabilities and results of operations of PGP, its wholly owned subsidiary, Petroglyph Operating Company, Inc. ("POCI"), and PGP's proportionate share of assets, liabilities and revenues and expenses of PGP II. PGP owned a 99% interest in PGP II as of December 31, 1997, 1996 and 1995. POCI is a subchapter C corporation. POCI is the designated operator of all wells for which PGP has acquired operating rights. Accordingly, all producing overhead and supervision fees were charged to the joint accounts by POCI. All material intercompany transactions and balances have been eliminated in the preparation of the accompanying combined financial statements.

         The Company's operations are primarily focused in the Uinta Basin of Utah and the Raton Basin of Colorado.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

MANAGEMENT'S USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest during 1997, 1996 and 1995 totaled $325,000, $250,000, and $266,000, respectively. The Company did not make any cash payments for income taxes during 1997, 1996 or 1995 based on its partnership structure in effect during those periods.

                             PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of allowance for doubtful accounts, the amounts of which are immaterial as of December 31, 1997 and 1996.

INVENTORY

         Inventories consist primarily of tubular goods and oil field materials and supplies, which the Company plans to utilize in its ongoing exploration and development activities and are carried at the lower of weighted average historical cost or market value.

PROPERTY AND EQUIPMENT

 Oil and Natural Gas Properties

         The Company follows the successful efforts method of accounting for its oil and natural gas properties whereby costs of productive wells, developmental dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the respective properties' remaining proved reserves. Amortization of capitalized costs is provided on a prospect-by-prospect basis.

         Leasehold costs are capitalized when incurred. Unproved oil and natural gas properties with significant acquisition costs are periodically assessed and any impairment in value is charged to exploration costs. The costs of unproved properties which are not individually significant are assessed periodically in the aggregate based on historical experience, and any impairment in value is charged to exploration costs. The costs of unproved properties that are determined to be productive are transferred to proved oil and natural gas properties. The Company does not capitalize general and administrative costs related to drilling and development activities.

         Exploration costs, including geological and geophysical expenses, property abandonments and annual delay rentals, are charged to expense as incurred. Exploratory drilling costs, if any, including the cost of stratigraphic test wells, are initially capitalized but charged to expense if and when the well is determined to be unsuccessful.

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in connection with its formation. SFAS No. 121 requires that proved oil and natural gas properties be assessed for an impairment in their carrying value whenever events or changes in circumstances indicate that such carrying value may not be recoverable. SFAS No. 121 requires that this assessment be performed by comparing the anticipated future net cash flows to the net carrying value of oil and natural gas properties. This assessment must generally be performed on a property-by-property basis. The Company recognized impairments of $109,209 in 1995. No such impairments were required in the years ended December 31, 1997 and 1996.

Pipelines, Gas Gathering and Other

         Other property and equipment is primarily comprised of a field water distribution system and a natural gas gathering system located in the Uinta Basin, field building and land, office equipment, furniture and fixtures and automobiles. The gathering system and the field water distribution system are amortized on a unit-of-production basis

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

over the remaining proved reserves attributable to the properties served. These other items are amortized on a straight-line basis over their estimated useful lives which range from three to forty years.

ORGANIZATION AND FINANCING COSTS

         Organization costs are amortized on a straight-line basis over a period not to exceed 5 years and are presented net of accumulated amortization of $61,895, $49,459 and $28,012 at December 31, 1997, 1996 and 1995, respectively.
Amortization of $12,436, $21,447, and $14,610 is included in depreciation, depletion and amortization expense in the accompanying combined statements of operations for the years ended December 31, 1997, 1996 and 1995, respectively. Organization costs for periods prior to December 31, 1996 were comprised of costs related to the formation of PGP and PGP II, which were amortized over a period of three years.

         Costs related to the issuance of the Company's notes payable are deferred and amortized on a straight-line basis over the life of the related borrowing. Such amortization costs of $66,255 are included in interest expense in the accompanying statements of operations for the year ended December 31, 1995.

INTEREST INCOME (EXPENSE)

         For the years ended December 31, 1997 and 1996, interest income is presented net of interest expense of $198,519 and $106,715, respectively. For the year ended December 31, 1995, interest expense is presented net of interest income of $33,311.

CAPITALIZATION OF INTEREST

         Interest costs associated with maintaining the Company's inventory of unproved oil and natural gas properties and significant development projects are capitalized. Interest capitalized totaled $127,000, $195,000 and $114,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION AND NATURAL GAS BALANCING

         The Company utilizes the entitlements method of accounting for recording revenues whereby revenues are recognized based on the Company's revenue interest in the amount of oil and natural gas production. The amount of oil and natural gas sold may differ from the amount which the Company is entitled based on its revenue interests in the properties. The Company had no significant natural gas balancing positions at December 31, 1997 and 1996.

INCOME TAXES

         Prior to the Conversion, the results of operations of the Company were included in the tax returns of its owners. As a result, tax strategies were implemented that are not necessarily reflective of strategies the Company would have implemented. In addition, the tax net operating losses generated by the Company during the period from its inception to date of the Conversion will not be available to the Company to offset future taxable income as such benefit accrued to the owners.

     In conjunction with the Conversion, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which provides for determining and recording deferred income tax assets or liabilities based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates. SFAS

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:--(CONTINUED)

     No. 109 requires that the net deferred tax liabilities of the Company on the date of the Conversion be recognized as a component of income tax expense. The Company recognized a one-time charge of approximately $2.5 million in deferred tax liabilities and income tax expense on the date of the Conversion.

         Upon the Conversion, the Company became taxable as a corporation. Pro forma income tax information for the year ended December 31, 1996, presented in the accompanying combined statements of operations and in Note 6, reflects the income tax expense (benefit), net income (loss) and net income (loss) per common share as if all Partnership income for 1996 had been subject to corporate federal income tax, exclusive of the effects of recording the Company's net deferred tax liabilities upon the Conversion.

DERIVATIVES

         The Company uses derivatives on a limited basis to hedge against interest rate and product prices risks, as opposed to their use for trading purposes. The Company's policy is to ensure that a correlation exists between the financial instruments and the Company's pricing in its sales contracts prior to entering into such contracts. Gains and losses on commodity futures contracts and other price risk management instruments are recognized in oil and natural gas revenues when the hedged transaction occurs. Cash flows related to derivative transactions are included in operating activities.

STOCK BASED COMPENSATION

         Upon the Conversion, the Company adopted the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with APB No. 25, no compensation will be recorded for stock options or other stock-based awards that are granted with an exercise price equal to or above the common stock price on the date of the grant. As of December 31, 1997 and December 31, 1996, there is no impact from adoption of APB No. 25 or SFAS No. 123 as no stock options, warrants or grants had been exercised at such dates. The Company will, however, adopt the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" which will require the Company to present pro forma disclosures of net income and earnings per share as if SFAS No. 123 had been adopted.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year balances to conform to current year presentation.

3.       ACQUISITIONS AND DISPOSITIONS:

         In February 1994, the Company purchased a 50% working interest in the existing Antelope Creek and Duchesne fields in the Uinta Basin for $4.5 million. In September 1995, the Company acquired for total consideration of $5.6 million the remaining 50% interest of its joint venture partners, Inland Resources, in the Utah properties. The consideration consisted of $3.1 million in cash plus assumption of Inland's outstanding debt of $2.5 million, which was specifically collateralized by Inland's investment in the Utah properties. The assumption of outstanding debt is not reflected on the accompanying statement of cash flows as it is a noncash transaction.
These acquisitions were accounted for using the purchase method of accounting.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

3.       ACQUISITIONS AND DISPOSITIONS:--(CONTINUED)

         Effective September 1, 1994, the Company acquired Southwest Oil and Land's interest in the Victoria properties in Victoria and DeWitt counties located in Texas for approximately $1.6 million.

         In June 1996, the Company sold a 50% working interest in its Antelope Creek field properties to an industry partner. The Company retained a 50% working interest and continues to serve as operator of the property. In exchange for the sale of the interest in the Antelope Creek field, the Company received $7.5 million, as adjusted, in cash and the parties entered into a Unit Participation Agreement for development of the Antelope Creek field. Under the terms of this agreement, the Company received $5.3 million in carried development costs for approximately 50 wells over a 12 month period which ended on June 30, 1997. The Company recognized a pre-tax gain on this sale of $1.3 million. This Unit Participation Agreement is structured such that the Company paid 25% of the development costs of the Antelope Creek field from the date of the agreement until approximately $21 million in total development costs have been incurred. By December 31, 1997, all of this carried development cost had been expended. In addition, under the terms of the Unit Participation Agreement, the Company's working interest in the Antelope Creek field will increase to 58%, and its partner's working interest will be reduced to 42%, at such time as the Company's partner in the Antelope Creek field achieves payout, as defined in the Unit Participation Agreement.

         As an additional part of the purchase and sale agreement, the Company sold a 50% net profits interest (NPI) in its remaining 50% interest in the Antelope Creek field commencing on the date of the agreement. The NPI continued in effect until 67,389 barrels of equivalent production related to the NPI was produced from the Antelope Creek field. The NPI entitled the holder to receive the net profits, defined in the purchase and sale agreement as revenues less direct operating expenses, from the sale of the barrels of oil equivalent production relating to the NPI. A value of $570,000 was assigned to the sale of the NPI and recorded as deferred revenue. This amount was determined based on the projected net profits that would have been received from the sale of the barrels of oil equivalent production related to the NPI. As these barrels of oil equivalent production were produced and NPI proceeds were disbursed to the holder of the NPI, an equal amount of the deferred revenue was recognized as oil and natural gas revenue. Through December 31, 1996, the Company recognized
$524,140 of revenue related to this NPI. The remaining $45,860 was recognized during the year ended December 31, 1997.

         The following unaudited Pro Forma Condensed Combined Statements of Operations for the years ended December 31, 1996 and 1995 give effect to the Antelope Creek disposition as if the sale had been consummated at January 1, 1996 and 1995. A pro forma combined balance sheet at December 31, 1996 is not necessary as the historical combined balance sheet at December 31, 1996 includes the effect of the disposition. The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated at the dates indicated, nor are they necessarily indicative of future operating results.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

3.       ACQUISITIONS AND DISPOSITIONS:--(CONTINUED)

              Pro Forma Condensed Combined Statements of Operations
                                   (unaudited)


                                                       Year Ended December 31,
                                                   -----------------------------
                                                      1996                 1995
                                                   --------------  -------------

Oil and natural gas revenues                       $   4,400,689   $  3,678,764
Other revenues                                               --          36,050
                                                   --------------  -------------
         Total Revenues                                4,400,689      3,714,814
Lease operating expenses                               1,953,973      2,085,303
Production taxes                                         204,848        143,563
Exploration costs                                         68,818        335,649
Depreciation, depletion, and amortization              2,358,693      1,920,515
Impairments                                                  --         109,209
General and administrative expenses                      902,409      1,063,708
                                                   --------------  -------------
         Total Expenses                                5,488,741      5,657,947
Interest income (expense), net                           147,580       (147,669)
Gain (loss) on sale of assets                             69,766       (138,614)
                                                   --------------  -------------
Net loss                                           $    (870,706)  $ (2,229,416)
                                                   ==============  =============

         In July 1997, the Company acquired 56,000 net mineral acres in the Raton Basin in Colorado for approximately $700,000. This acquisition had an effective date of May 15, 1997. An additional 9,000 net mineral acres were acquired by December 31, 1997 from various parties for a total of 63,000 acres. In addition, the Company also acquired, simultaneously, an 80% interest in a 25 mile pipeline strategically located across the Company's acreage positions in the Raton Basin for total consideration of approximately $320,000. The Company, together with an industry partner, formed a partnership to operate this pipeline. Under the terms of the purchase and sale agreement, the Company paid $75,000 at closing, $75,000 on December 31, 1997 and is obligated to pay an additional $35,000 by July 1999. Additionally, the Company assumed an obligation for delinquent property taxes of approximately $135,000, which were paid in November of 1997.

4.       EQUITY

         INITIAL PUBLIC OFFERING

         On October 24, 1997, Petroglyph completed its initial public offering (the "Offering") of 2,500,000 shares of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $29.1 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Company's Credit Agreement, with the balance of the proceeds expected to be utilized to develop production and reserves in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs.

         On November 24, 1997, the Company's underwriters exercised a portion of an over-allotment option granted in connection with the Offering, resulting in the issuance of an additional 125,000 shares of common stock at $12.50 per share, with net proceeds to the Company of approximately $1.5 million.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

4.       EQUITY--(CONTINUED)

         EARNINGS PER SHARE INFORMATION

         Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which prescribes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion 15, "Earnings Per Share."

         Pro forma weighted average shares outstanding for the years ended December 31, 1996 and 1995 are presented as if the Conversion had occurred, resulting in common stock outstanding as of the beginning of each of the two respective years. The computation of basic and diluted EPS were identical for the years ended December 31, 1997, 1996 and 1995 due to the following reasons:

          Options to purchase 337,000 shares of common stock at $12.50 per share were outstanding since November 1, 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on November 1, 2007, were still outstanding at December 31, 1997.

          Warrants to purchase up to 6,496 shares of common stock were not included in the computation of diluted EPS as they are antidilutive as a result of the Company's net loss for the year ended December 31, 1997. The warrants, which expire on September 15, 2007, were still outstanding at December 31, 1997.

          As the Company completed the Offering in 1997, there were no equity securities, nor any potentially dilutive equity securities outstanding at either December 31, 1996 or 1995.

5.       TRANSACTIONS WITH AFFILIATES:

         The Company had notes receivable from certain executive officers aggregating $246,500 at December 31, 1997, 1996 and 1995. These notes bear interest at a rate of 9% and have no set maturity date.

         The Company leases its office building from an affiliate. Rentals paid to the affiliate for such leases during 1997, 1996 and 1995 totaled $34,800, $34,800 and $39,200, respectively. These rentals are included in general and administrative expense in the accompanying financial statements.

         In August 1997, the Company and NGP entered into a financial advisory services agreement whereby NGP has agreed to provide financial advisory services to the Company for a quarterly fee of $13,750. In addition, NGP will be reimbursed for its out of pocket expenses incurred in performing such services. The agreement is for a one year term and can be terminated by NGP at the end of any fiscal quarter. Under the agreement, NGP will assist the Company in managing its public and private financing activities, its public financial reporting obligations, its budgeting and planning processes, and its investor relations program, as well as provide ongoing strategic advice. NGP will not receive any other transaction-related compensation for its advisory assistance. Advisory fees paid to NGP during 1997 totaled $10,163.

         For the years ended December 31, 1997 and 1996, the Company paid legal fees of $139,384 and $109,000, respectively, to the law firm of Morris, Laing, Evans, Brock & Kennedy, Chartered, where A.J. Schwartz, a director of the Company, is a partner.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

6.       LONG-TERM DEBT:

         The Company negotiated a $10,000,000 loan facility with Texas Commerce Bank National Association ("TCB") of Dallas, Texas, as agent for a group of financial institutions, in May 1995. The loan facility is collateralized by the Company's oil and natural gas properties located in Utah and contains certain financial covenants with which the Company was in compliance at December 31, 1997 and 1996. The loan facility is a combination credit facility with a revolving credit agreement, which expired on May 25, 1997, at which time all balances outstanding under the revolving credit agreement were to convert to a term loan, expiring on October 1, 1999. The revolving loan facility was redetermined at $7.5 million on July 2, 1997. This effectively allowed the Company to continue to borrow on the facility in place until September 15, 1997, when the Company amended the Original Agreement and entered into the Amended and Restated Loan Agreement with The Chase Manhattan Bank ("Chase") (as amended, the "Credit Agreement"). As part of the Credit Agreement, the agent was changed from TCB to Chase; however, the group of lenders remains unchanged. The Credit Agreement includes a $20.0 million combination credit facility with a two-year revolving credit facility with an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which expires on September 15, 1999, at which time all balances outstanding under Tranche A will convert to a term loan expiring on September 15, 2002. Additionally, the Credit Agreement contains a separate revolving facility of $2.5 million ("Tranche B"), which was to expire on March 15, 1999, at which time all balances outstanding would have become immediately payable. The Company had an outstanding obligation under the Credit Agreement of $10.0 million at October 24, 1997. The Company utilized a portion of the net proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement on October 24, 1997. With the repayment of the Trance B indebtedness, the $2.5 million under that portion of the Credit Agreement is no longer available to the Company. Interest on borrowings outstanding under Tranche A is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the tranche. There are no outstanding amounts under the Credit Agreement at December 31, 1997.

         In July 1996, the Company used proceeds received from the sale of oil and gas properties to pay in full the outstanding balance of $5.9 million on the revolver. The revolver was still open at December 31, 1996, although there is no outstanding balance due as of that date. The availability to the Company under this revolver at December 31, 1996 was $7.5 million. The Company pays a commitment fee of three-eighths of 1% on the unused portion of the available borrowings under the Revolver. There were no outstanding amounts under this line of credit at December 31, 1996.

         In September 1996, the Company entered into a term loan with a local lender covering four vehicles. The principal balance was $85,000 and bore interest at an annual rate of 7.5%. The loan was to mature on September 16, 1999 and was secured by the four vehicles. At December 31, 1996, the outstanding balance was $76,497, $51,800 of which is presented as long-term debt in the accompanying Combined Statement of Assets, Liabilities and Owners' Equity. The loan was paid in full in December 1997.

7.       INCOME TAXES:

         Upon the completion of the Offering in November 1997, all income of the Company became taxable as a corporation. Pro forma information in the 1996 and 1995 combined statements of operations reflects the income tax expense (benefit), net income (loss) and net income (loss) per common share/unit as if all prior Partnership income had been subject to corporate federal income tax, exclusive of the effects of recording the Company's net deferred tax liabilities upon the conclusion of the Offering. This pro forma information is presented below for comparative purposes only.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

7.       INCOME TAXES:--(CONTINUED)

         The effective income tax rate for the Company was different than the statutory federal income tax rate for the periods shown below:

                                               Year Ended December 31,
                                 -----------------------------------------------
                                       1997              1996             1995
                                 ---------------   ---------------  ------------
                                                      (pro forma)   (pro froma)
Income tax expense (benefit)
     at the federal
     statutory rate of 35%....   $    35,532           $  170,552   $  (834,546)
State income tax  expense
     (benefit)................         4,061               19,492       (95,377)
Deferred tax liabilities
     recorded upon the
     Offering.................     2,474,561                   --            --
Net operating loss
     utilized by partners.....           --                    --       929,923
                                 ------------          -----------  ------------
                                 $ 2,514,154           $  190,044   $        --
                                 ===========           ===========  ============


Components of income tax expense (benefit) are as follows:

                                            Year Ended December 31,
                                 -----------------------------------------------
                                    1997              1996             1995
                                 ---------------  ----------------  ------------
                                                   (proforma)       (pro forma)
Current.................         $     (463,238)  $      (222,169)           --
Deferred................              2,977,392           412,213            --
                                 ---------------  ----------------  ------------
               Total....         $    2,514,154   $       190,044            --
                                 ===============  ================  ============


         Deferred tax assets and liabilities are the results of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liability positions as of December 31, 1997 and 1996, are summarized below:

                                                        December 31,
                                             ------------------------------
                                                     1997          1996
                                             --------------  --------------
                                                                (pro forma)
Deferred Tax Assets:
Net operating loss carryforwards............ $     496,232              --
                                             --------------  --------------
   Total Deferred Tax Assets................       496,232              --
                                             --------------  --------------

Deferred Tax Liabilities:
Inventory and other.........................       (32,994)         (53,820)
Property and equipment......................    (2,977,392)      (1,267,728)
                                             --------------  ---------------
   Total Deferred Tax Liabilities...........    (3,010,386)      (1,321,548)
                                             --------------  --------------

   Total Net Deferred Tax Liability......... $  (2,514,154)  $   (1,321,548)
                                             ==============  ===============


         The net deferred tax liability as of December 31, 1997 is primarily the amount that the Company was required to recognize as income tax expense on the date of the Conversion discussed in Note 2.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

8.       DERIVATIVES, SALES CONTRACTS AND SIGNIFICANT CUSTOMERS:

DERIVATIVES AND SALES CONTRACTS

         The Company accounts for forward sales transactions as hedging activities and, accordingly, records all gains and losses in oil and natural gas revenues in the period the hedged production is sold. Included in oil revenue is a net loss of $132,200 in 1997 and a net loss of $128,400 in 1996. Included in natural gas revenues in 1997 is a net loss of $46,000. Losses incurred during 1995 were not significant.

         In August 1994, the Company entered into a financial swap arrangement covering the sale of 549,000 barrels of oil production from January 1996 to December 1999, at a floor price of $17.00 per Bbl and a ceiling price of $20.75 per Bbl. This agreement was terminated in October of 1995, for which the Company received a premium of $170,000. This premium is included in oil revenue for the year ended December 31, 1995 in the accompanying combined statement of operations.

         In  January  1995,  the  Company   entered  into  an  additional   swap
arrangement covering the sale of 4,000 Bbls per month from February 1995 to January 1996, at a floor price of $17.00 per Bbl and a ceiling price of $19.00 per Bbl. This agreement was terminated in October 1995. In September 1995, the Company assumed the obligations of a former joint interest owner under a financial swap arrangement. This agreement covers the sale of 549,000 Bbls from January 1996 to December 1999 at a floor price of $17.00 per Bbl and a ceiling price of $20.75 per Bbl. At December 31, 1997, this contract was outstanding and calls for the remaining sale of 309,000 barrels of oil over the next two years as follows:

                  YEAR                                         BBLS
                  ----                                         ----
                  1998....................................  150,000
                  1999....................................  159,000
                                                           --------
                      Total...............................  309,000
                                                           ========

         In June 1994, the Company entered into a contract to sell its oil production from certain leases of its Utah properties to Purchaser "A". The price under this contract is agreed upon on a monthly basis and is generally based on this purchaser's posted price for yellow or black wax production, as applicable. This contract will continue in effect until terminated by either party upon giving proper notice. During the years ended December 31, 1997, 1996 and 1995 the volumes sold under this contract totaled 74,499, 60,633, and 101,115 Bbls, respectively, at an average sales price per Bbl for each year of $14.80, $19.33, and $17.09.

         In January 1996, the Company entered into a contract to sell black wax production from its Utah leases to Purchaser "B". The price under this contract is based on the monthly average of the NYMEX price for West Texas Intermediate ("WTI") crude oil, less $.50 per Bbl, adjusted for the pricing differential related to the gravity difference between Purchaser B's Utah black wax posting and WTI, less $2.50 per Bbl to cover gathering costs and quality differential. During the year ended December 31, 1996, the Company sold 59,048 Bbls of oil under this contract at an average price of $19.69 per Bbl. This contract was canceled effective January 1, 1997.

         In July 1997, the Company entered into a modification of its crude oil sales contract to sell its black wax crude oil production from the Antelope Creek field to Purchaser "C" at a price equal to posting, less $2.00 per Bbl to cover handling and gathering costs. This contract supersedes the contract which the Company had with this purchaser from February 1994 through June 1997. This contract will continue in effect until terminated by either party upon giving

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

8.       DERIVATIVES, SALES CONTRACTS, AND SIGNIFICANT CUSTOMERS:--(CONTINUED)

proper notice. For the year ended December 31, 1997, the Company sold 70,204 Bbls under this contract at an average price of $16.58 per Bbl.

         In June 1997, the Company entered into a crude oil contract to sell black wax production from certain of its oil tank batteries in Antelope Creek to Purchaser "D". This contract is effective until May 31, 1998 and calls for the Company to receive a per Bbl price equal to the current month NYMEX closing price for sweet crude, averaged over the month in which the crude is sold, less an agreed upon fixed adjustment. This contract replaces a contract the

Company had with Purchaser "D" for the month of April 1997. Volumes sold under this contract totaled 73 MBbls at an average price of $14.50 for the year ended December 31, 1997.

         In addition to the sales contracts discussed above, Purchaser "C" has a call on all of the Company's share of oil production from the Antelope Creek field, which has priority over all other sales contracts. Under the terms of the Oil Production Call Agreement (the "Call Agreement"), which the Company assumed in connection with its acquisition of its initial interest in the Antelope Creek field, this purchaser has the option to purchase all or any portion of the oil produced from the Antelope Creek field at the current market price for the gravity and type of oil produced and delivered by the Company. The Call Agreement was assumed by the Company on the date it acquired its interest in the Antelope Creek field and has no expiration date. In the event Purchaser "C" exercises the call option, the Company will not be penalized under its other sales contracts for failure to deliver volumes thereunder.

SIGNIFICANT CUSTOMERS

         The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be significantly affected by changes in economic and other conditions. In addition, the Company sells a significant portion of its oil and natural gas revenue each year to a few customers. Oil sales to three purchasers in 1997 were approximately 24%, 23% and 22% of total 1997 oil and gas revenues. Natural gas sales to one purchaser in 1997 were approximately 18% of total oil and natural gas revenues. Oil sales to three purchasers in 1996 were approximately 26%, 26% and 12% of total 1996 oil and gas revenues. Oil sales to one purchaser in 1995 were approximately 43% of total 1995 oil and natural gas revenues.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Because of their short-term maturity, the fair value of cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable approximate their carrying values at December 31, 1997 and 1996. The fair value of the Company's bank borrowings approximate their carrying value because the borrowings bear interest at market rates. The Company does not have any investments in debt or equity securities as of December 31, 1997 or 1996. The fair value of the Company's outstanding oil price swap arrangement, described in the preceding note, has an estimated fair value of $182,000 and $170,000 at December 31, 1997 and 1996, respectively. These estimates are based on quoted market values.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995
10.      STOCK INCENTIVE PLAN:

DESCRIPTION OF PLAN

         The Board of Directors and the stockholders of the Company approved the adoption of the Company's 1997 Incentive Plan (the "1997 Incentive Plan") effective as of the completion of the Offering. The purpose of the 1997 Incentive Plan is to reward selected officers and key employees of the Company and others who have been or may be in a position to benefit the Company, compensate them for making significant contributions to the success of the Company and provide them with proprietary interest in the growth and performance of the Company.

         Participants in the 1997 Incentive Plan are selected by the Compensation Committee of the Board of Directors from among those who hold positions of responsibility and whose performance, in the judgment of the Compensation Committee, can have a significant effect on the success of the Company. An aggregate of 375,000 shares of Common Stock have been authorized and reserved for issuance pursuant to the 1997 Incentive Plan. As of December 31, 1997, options have been granted to the participants under the 1997 Incentive Plan to purchase a total of 337,000 shares of Common Stock to participants at an exercise price per share equal to $12.50 per share. One-third of these options will vest each year commencing on November 1, 1998. No options had been exercised as of December 31, 1997.

         Pursuant to the 1997 Incentive Plan, participants will be eligible to receive awards consisting of (i) stock options, (ii) stock appreciation rights,
(iii) stock, (iv) restricted stock, (v) cash, or (vi) any combination of the foregoing. Stock options may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified stock options.

         Warrants to purchase up to 6,496 shares of common stock, at a price equal to par value, were granted to Chase under the terms of the Credit Agreement. The warrants, which expire on September 15, 2007, were still outstanding at December 31, 1997.

            PRO FORMA EFFECT OF RECORDING STOCK-BASE COMPENSATION AT
                        ESTIMATED FAIR VALUE (UNAUDITED)

         The following table presents pro forma loss available to common stock and loss per common share for 1997, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS 123, Accounting for Stock-Based Compensation (Note 2):


                                                            Year Ended
                                                         December 31, 1997
                                                         -----------------

    Loss available to common stock
             As reported                                       $(2,412,634)
             Pro forma                                         $(2,492,007)

    Loss per common share
             As reported, basic and diluted                    $      (.73)
             Pro forma, basic and diluted                      $      (.75)

     There is no impact of adoption of APB No. 25 or SFAS No. 123 for the years ended December 31, 1996 or 1995, as no stock options, warrants or grants had been issued at such dates.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

11.      COMMITMENTS AND CONTINGENCIES:

LEASES

         The Company leases offices and office equipment in its primary locations under non-cancelable operating leases. As of December 31, 1997, total minimum future lease payments for all non-cancelable lease agreements is $39,261.

         Amounts incurred by the Company under operating leases (including renewable monthly leases) were $53,383, $41,548, and $50,543, in 1997, 1996 and 1995, respectively.

LITIGATION

         The Company and its subsidiary are involved in certain litigation and certain governmental proceedings arising in the normal course of business. Company management and legal counsel do not believe that ultimate resolution of these claims will have a material effect on the Company's financial position or results of operations.

OTHER COMMITMENTS

         In December 1996, the Company entered into an agreement with an industry partner whereby the industry partner would pay for the costs of a 3-D seismic survey on the Company's leasehold interests in the Helen Gohlke field, located in Victoria and DeWitt Counties of South Texas. In exchange for such costs, the industry partner has the right to earn a 50% interest in the leasehold rights of the Company in the Helen Gohlke field. The industry partner is required to pay 50% of the costs to drill and complete any wells in the area covered by the seismic survey, and, in exchange, will earn a 50% interest in the well and in certain acreage surrounding the well. The amount of such surrounding acreage in which the industry partner will earn an interest is to be determined based upon the depth of the well drilled.

ENVIRONMENTAL MATTERS

         The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulating generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction of drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements.
Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

12. SUPPLEMENTAL FINANCIAL INFORMATION OIL AND NATURAL GAS PRODUCING ACTIVITIES:

COSTS INCURRED RELATED TO OIL AND NATURAL GAS PRODUCING ACTIVITIES

         The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes (in thousands):


                                              Year Ended December 31,
                              --------------------------------------------------
                                    1997             1996              1995
                              ---------------  ---------------   ---------------
Acquisition
     Unproved Properties.     $     1,721,636  $       490,487   $         8,206
     Proved Properties...             147,387               --         4,718,201
Development..............          10,003,468        6,983,715         3,448,972
Exploration..............                --                 --           316,089
Improved recovery costs..             895,317          327,027           154,023
                              ---------------  ---------------   ---------------
     Total...............     $ 12,767,808     $     7,801,229   $     8,645,491
                              ===============  ===============   ===============

PROVED RESERVES

         Independent petroleum engineers have estimated the Company's proved oil and natural gas reserves as of December 31, 1997, all of which are located in the United States. Prior period reserves were estimated by the Company's reserve engineer. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

STANDARDIZED MEASURE

         The standardized measure of discounted future net cash flows ("standardized measure") and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and natural gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate. Estimated future income taxes are calculated by applying year-end statutory rates to future pre-tax net cash flows, less the tax basis of related assets and applicable tax credits.

         The standardized measure does not represent management's estimate of the Company's future cash flows or the value of the proved oil and natural gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

12.      SUPPLEMENTAL FINANCIAL INFORMATION OIL AND NATURAL GAS
         PRODUCING ACTIVITIES:--(CONTINUED)


                                                         Oil       Natural Gas
                                                       (Bbls)        (Mcf)
                                                  -------------- ---------------

Proved Reserves (Unaudited):
December 31, 1994................................     1,204,969       7,307,359
         Revisions...............................      (295,013)       (698,765)
         Extensions, additions and discoveries...       291,097         181,797
         Production..............................      (182,704)       (659,202)
         Purchases of reserves...................       628,789         694,187
         Sales in place..........................       (86,046)       (166,216)
                                                  -------------- ---------------

December 31, 1995................................     1,561,092       6,659,160
         Revisions...............................      (801,535)     (3,146,699)
         Extensions, additions and discoveries...     6,440,869      18,448,489
         Production..............................      (262,910)       (553,770)
         Purchases of reserves...................            --              --
         Sales in place..........................      (810,380)     (2,594,717)
                                                 --------------- ---------------

December 31, 1996................................     6,127,136      18,812,463
         Revisions...............................       558,350      (2,895,611)
         Extensions, additions and discoveries...     3,168,390       5,939,453
         Production..............................      (251,631)       (537,466)
         Purchases of reserves...................        10,245         269,323
         Sales in place..........................      (156,675)       (892,712)
                                                 --------------- ---------------

December 31, 1997................................     9,455,815      20,695,450
                                                 =============== ===============

Proved Developed Reserves:
December 31,1994.................................     1,204,969       7,307,359
                                                 =============== ===============
December 31, 1995................................     1,561,092       6,659,160
                                                 =============== ===============
December 31, 1996................................       865,018       3,010,401
                                                 =============== ===============
December 31, 1997................................     4,742,028      10,839,164
                                                 =============== ===============

                            PETROGLYPH ENERGY, INC.

                        DECEMBER 31, 1997, 1996, AND 1995

12. SUPPLEMENTAL FINANCIAL INFORMATION OIL AND NATURAL GAS PRODUCING ACTIVITIES:--(CONTINUED)


   Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
                              Reserves (Unaudited)

                                                   December 31,
                            ------------------------------------------------
                                  1997            1996             1995
                            --------------  --------------  ----------------

Future cash inflows......   $ 169,302,079   $ 184,248,490   $    40,419,081
Future costs:
         Production......     (50,913,842)    (43,993,010)      (17,987,575)
         Development.....     (19,151,264)    (16,455,901)               --
                            --------------  --------------     -------------
Future net cash flows
     before income tax...      99,236,973     123,799,579        22,431,506
Future income tax........     (22,247,206)    (32,657,687)       (3,032,875)
                            --------------  --------------   ---------------
Future net cash flows....      76,989,767      91,141,892        19,398,631
10% annual discount......     (42,836,688)    (43,117,804)       (6,027,926)
                            --------------  --------------   ---------------
Standardized Measure.....   $  34,153,079   $  48,024,088   $    13,370,705
                            ==============  ==============   ===============


Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)


                                                   December 31,
                          ------------------------------------------------------
                                 1997               1996                1995
                          --------------      --------------      --------------

Standardized Measure,
  Beginning of Period..... $ 48,024,088       $  13,370,705       $  10,360,642
Revisions:
  Prices and costs........  (26,476,631)          4,839,954            (525,763)
  Quantity estimates......      380,840           6,000,942            (989,701)
  Accretion of discount...    6,484,830           1,484,547           1,169,449
  Future development cost.   (1,869,101)        (15,068,164)                --
  Income tax..............   (7,508,139)        (14,604,066)           (269,251)
  Production rates
    and other.............   (8,545,510)          1,901,254          (1,227,766)
                          --------------      --------------      --------------
          Net revisions...  (22,517,433)        (15,445,533)         (1,843,032)
Extensions, additions
  and discoveries.           12,757,280          56,781,465           3,728,389
Production................   (3,372,040)         (2,390,023)         (1,156,297)
Development costs.........           --                  --                  --
Purchases in place........      397,644                  --           2,609,642
Sales in place............   (1,136,460)         (4,292,526)           (328,639)
                          --------------      --------------      --------------
     Net change...........  (13,871,009)         34,653,383           3,010,063
Standardized Measure,
   End of Period..........$  34,153,079       $  48,024,088       $  13,370,705
                          ==============      ==============      ==============

         Year-end weighted average oil prices used in the estimation of proved reserves and calculation of the standardized measure were $13.46, $19.50, and $18.00 per Bbl at December 31, 1997, 1996, and 1995, respectively. Year-end weighted average gas prices were $2.03, $3.37, and $1.85 per Mcf at December 31, 1997, 1996, and 1995, respectively. Price and cost revisions are primarily the net result of changes in period-end prices, based on beginning of period reserve estimates.