Form 10-Q
period 1998-03-31
PETROGLYPH ENERGY INC
filed 1998-05-15
CIK 1038052

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____


                        Commission File Number: 000-23185


                             PETROGLYPH ENERGY, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                            74-2826234
    (State or other jurisdiction                             (I.R.S. Employer
        of incorporation or                                  Identification No.)
          organization)



      1302 NORTH GRAND STREET
         HUTCHINSON, KANSAS                                      67501
 (Address of principal executive offices)                      (Zip Code)


                                 (316) 665-8500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of April 30, 1998, 5,458,333 shares of common stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  ----
Forward Looking Information and Risk Factors ................................................      1

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 ...........  2
               Consolidated Statements of Operations for the Three Months Ended
                      March 31, 1998 and 1997 ...............................................      3
               Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 1998 and 1997 ...............................................      4
               Notes to Consolidated Financial Statements .......................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      7


                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ...........................................     10

Item 6. Exhibits and Reports on Form 8-K ....................................................     10

               Signatures ...................................................................     11

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

ITEM 1. FINANCIAL STATEMENTS

                             PETROGLYPH ENERGY, INC.
                          Consolidated Balance Sheets
                                 (In thousands)

                                       ASSETS                         MARCH 31,  DECEMBER 31,
                                                                        1998         1997
                                                                     --------      --------
                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                       $ 10,799      $ 16,679
     Accounts receivable:
        Oil and natural gas sales                                         336           665
        Other                                                           1,064           608
     Inventory                                                          1,918         1,377
     Prepaid expenses                                                     350           246
                                                                     --------      --------
            Total Current Assets                                       14,467        19,575
                                                                     --------      --------
Property and equipment, successful efforts method at cost:
        Proved properties                                              26,920        23,318
        Unproved properties                                             2,998         2,958
        Pipelines, gas gathering and other                              7,326         6,901
                                                                     --------      --------
                                                                       37,244        33,177
     Less---Accumulated depletion, depreciation and amortization       (7,028)       (6,607)
                                                                     --------      --------
        Property and equipment, net                                    30,216        26,570
     Other assets, net of accumulated amortization                        563           569
                                                                     --------      --------
                                                                     $ 45,246      $ 46,714
                                                                     ========      ========

                        LIABILITIES AND OWNERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities:
        Trade                                                        $  2,379      $  3,608
        Oil and natural gas sales                                         402           735
        Current portion of long-term debt                                  37            37
        Other                                                             644           322
                                                                     --------      --------
            Total Current Liabilities                                   3,462         4,702
Long-term debt                                                           --            --
Deferred tax liability                                                  2,425         2,514
Owners' equity                                                         39,359        39,498
                                                                     --------      --------
                                                                     $ 45,246      $ 46,714
                                                                     ========      ========


          See accompanying notes to consolidated financial statements.

                            PETROGLYPH ENERGY, INC.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)



                                                            THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ----------------------------
                                                           1998            1997
                                                      -----------      -----------
Operating Revenues:
     Oil sales                                        $       793      $       893
     Natural gas sales                                        313              282
     Other                                                     35               29
                                                      -----------      -----------
        Total operating revenues                            1,141            1,204
Operating Expenses:
     Lease operating                                          595              467
     Production taxes                                          60               63
     Exploration costs                                       --               --
     Depletion, depreciation and amortization                 450              559
     General and administrative                               495              214
                                                      -----------      -----------
        Total operating expenses                            1,600            1,303
                                                      -----------      -----------
           Operating loss                                    (459)             (99)
                                                      -----------      -----------
Other income:
     Interest income, net                                     204               25
     Gain on sales of property and equipment, net              28               93
                                                      -----------      -----------
        Net income (loss) before income taxes                (227)              19
Income tax expense (benefit):
     Deferred                                                 (88)            --
     Pro forma                                               --                  7
        Total income tax expense (benefit)                    (88)               7
                                                      -----------      -----------
      Net income (loss)                               $      (139)     $        12
                                                      ===========      ===========
      Net income (loss) per share, basic and
        diluted                                       $      (.03)     $       .00
                                                      ===========      ===========
Weighted average common shares outstanding
     Actual                                             5,458,333             --
     Pro forma                                               --          2,833,333
                                                      ===========      ===========

          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC.
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                          MARCH 31,

                                                                                      1998          1997
                                                                                    --------      --------
 Operating Activities:
       Net income (loss) before income taxes                                        $   (139)     $     12
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depletion, depreciation and amortization                                       457           559
          Gain on sales of property and equipment, net                                   (28)          (93)
          Amortization of deferred revenue                                              --             (46)
          Exploration costs                                                             --            --
          Deferred taxes                                                                 (88)            7
       Changes in assets and liabilities:
          Increase in accounts receivable                                               (127)       (1,989)
          Increase in inventory                                                         (541)         (468)
          (Increase) decrease in prepaid expenses                                       (104)           18
          Increase (decrease) in accounts payable and accrued liabilities             (1,240)        2,980
                                                                                    --------      --------
                 Net cash used in operating activities                                (1,810)          980
                                                                                    --------      --------
   Investing Activities:
       Proceeds from sales of property and equipment                                      33           560
       Additions to oil and natural gas properties                                    (3,668)         (723)
       Additions to pipelines, natural gas gathering and other                          (425)       (1,151)
                                                                                    --------      --------
                 Net cash used in investing activities                                (4,060)       (1,314)
                                                                                    --------      --------
   Financing Activities:
       Proceeds from issuance of, and draws on, notes payable                           --           2,000
       Payments on notes payable                                                        --             (10)
       Payments for organization and financing costs                                     (10)         (298)
                                                                                    --------      --------
          Net cash provided by (used in) financing activities                            (10)        1,692
                                                                                    --------      --------
                 Net increase (decrease) in cash and cash equivalents                 (5,880)        1,358
   Cash and cash equivalents, beginning of period                                     16,679         1,578
                                                                                    --------      --------
   Cash and cash equivalents, end of period                                         $ 10,799      $  2,936
                                                                                    ========      ========




          See accompanying notes to consolidated financial statements.

                            PETROGLYPH ENERGY, INC.
                   Notes to Consolidated Financial Statements

 (1)    ORGANIZATION AND BASIS OF PRESENTATION

        Petroglyph Energy, Inc. ("Petroglyph" or the "Company") was incorporated in Delaware in April 1997 for the purpose of consolidating and continuing the activities previously conducted by Petroglyph Gas Partners, L.P. ("PGP" or the "Partnership"). PGP is a Delaware limited partnership, which was organized on April 15, 1993 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner is Petroglyph Energy, Inc., a Kansas corporation ("PEI"). Petroglyph Gas Partners II, L.P. ("PGP II") is a Delaware limited partnership, which was organized on April 15, 1995 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner of PGP II is PEI (1% interest) and the limited partner is PGP (99% interest). Pursuant to the terms of an Exchange Agreement dated August 22, 1997 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Partnership and all of the stock of PEI in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated on October 24, 1997, immediately prior to the closing of the initial public offering of the Company's Common Stock (the "Offering"). See Note 4. The Conversion was accounted for as a transfer of assets and liabilities between affiliates under common control and resulted in no change in carrying values of these assets and liabilities.

        The accompanying consolidated financial statements of Petroglyph include the assets, liabilities and results of operations of PGP, its wholly owned subsidiary, Petroglyph Operating Company, Inc. ("POCI"), and PGP's proportionate share of assets, liabilities and revenues and expenses of PGP II. PGP owned a 99% interest in PGP II as of December 31, 1997, 1996 and 1995. POCI is a subchapter C corporation. POCI is the designated operator of all wells for which PGP has acquired operating rights. Accordingly, all producing overhead and supervision fees were charged to the joint accounts by POCI. All material intercompany transactions and balances have been eliminated in the preparation of the accompanying consolidated financial statements.

        The Company's operations are primarily focused in the Uinta Basin of Utah and the Raton Basin of Colorado.

        The accompanying consolidated financial statements of Petroglyph, with the exception of the consolidated balance sheet at December 31, 1997, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and 1997, and cash flows of the Company for the three month periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for a full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.

 (2)    LONG-TERM DEBT

        In September 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") (the "Credit Agreement"). The Credit Agreement includes a $20.0 million combination credit facility with a two-year revolving credit facility with an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which expires on September 15, 1999, at which time all balances outstanding under Tranche A will convert to a term loan expiring on September 15, 2002. The borrowing base has been redetermined as of May 1998 to be $10.0 million. Additionally, the Credit Agreement contained a separate revolving facility of $2.5 million ("Tranche B"), which was set to expire on March 15, 1999. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement in October 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement is no longer available to the Company. Interest on borrowings outstanding under Tranche A is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the tranche.

 (3)    COMMITMENTS

        The Company had one open hedging contract at March 31, 1998, which is a crude oil collar on 271,500 Bbls of oil with a floor price of $17.00 per Bbl and a ceiling price of $20.75 per Bbl indexed to the NYMEX light crude future settlement price. This contract covers 271,500 Bbls of oil over the next 21 months as follows:

               YEAR                                         BBLS
               1998..................................      112,500
               1999..................................      159,000
                                                           -------
                  Total..............................      271,500
                                                           =======

        Natural gas prices have remained relatively strong because of increased domestic consumption. Second quarter prices, which have been strong to date, will be affected by natural gas storage levels and weather-related demand. The Company uses price hedging arrangements and fixed price natural gas sales contracts to reduce price risk on a portion of its natural gas production. The Company has entered into a natural gas sales contract for substantially all of its current Utah production, effectively fixing its price through September 1998 at an average price of $1.865 per MMBtu. The Company's current Mcf conversion factor would result in an equivalent price of approximately $2.09 per Mcf.


 (4)    INITIAL PUBLIC OFFERING

        In November 1997, Petroglyph completed its initial public offering (the "Offering"), of 2,625,000 shares of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $30.5 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Credit Agreement, with the balance of the proceeds expected to be utilized to develop production and reserves in the Company's Uinta Basin, Raton Basin and South Texas development properties and for other working capital needs.


  (5)   COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

        Outstanding share volumes of 2,833,333 for 1997 assume the conversion of partnership interests into common stock, which occurred in October 1997, was effective at the beginning of the year and is presented for proforma comparison. This compares to the 5,458,333 common shares outstanding after the Offering, reflected in the 1998 calculation.

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. The Company has determined that basic and diluted earnings per share (as defined by SFAS No. 128) are the same for the three months ended March 31, 1998 and 1997.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes the method of reporting and display of comprehensive income and its components. The Company has determined that there are no other items of comprehensive income in the periods presented.

 (6)    INCOME TAXES

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

        Upon the Conversion, the Company became taxable as a corporation. Pro forma income tax information for the three month period ended March 31, 1997, presented in the accompanying consolidated statements of operations, reflect the income tax expense, net income and net income per common share as if all Partnership income for 1997 had been subject to corporate federal and state income tax. The pro forma tax expense was computed at the federal statutory rate of 35% and an average of the state statutory rates for those states in which the Company has operations of 4% for each period presented.


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


                                                          THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ----------------------------
                                                        1998            1997
                                                  -----------        ---------
Production Data:
   Oil (Bbls) ...............................          67,463          60,668
   Natural gas (Mcf) ........................         153,492         103,818
   Total (BOE) ..............................          93,045          77,971
Average Daily Production:
   Oil (Bbls) ...............................             733             659
   Natural gas (Mcf) ........................           1,668           1,128
   Total (BOE) ..............................           1,011             848
Average Sales Price Per Unit (1):
   Oil (per Bbl) (2) ........................     $     11.75  $        14.72
   Natural gas (per Mcf) ....................            2.04            2.72
Costs Per BOE:
   Lease operating expenses .................     $      6.40  $         5.99
   Production and property taxes ............             .65             .82
     Depletion, depreciation and Amortization            4.84            7.17
   General and administrative ...............            5.32            2.74

----------------------------
 (1)    Before deduction of production taxes.
 (2) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $11.17 and $15.33 for the three months ended March 31, 1998 and 1997, respectively.

 Bbl -  Barrel
 Mcf -  Thousand cubic feet
 BOE -  Barrels of oil equivalent (six Mcf equal one Bbl)

        The Company uses the successful efforts method of accounting for its oil and natural gas activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that result in proved reserves and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, geological, geophysical and seismic costs, and costs of carrying and retaining properties that do not contain proved reserves are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

        The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid or provided for by the Company prior to the Conversion. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.

        During the three months ended March 31, 1998, the Company drilled 13 gross (8.5 net) wells and completed 10 gross (5 net) wells with 100% success. This compares with 15 gross (7.5 net) wells drilled and 12 gross (6 net) wells completed during the three months ended March 31, 1997. Currently injected water volumes are approximately 11,000 barrels per day.

 RESULTS OF OPERATIONS

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

        OPERATING REVENUES

        Oil revenues decreased 11% to $793,000 for the quarter ended March 31, 1998, as compared to $893,000 for the same period in 1997, primarily as a result of a decrease in realized oil prices of 20%. The decrease was partially offset by a production volume increase of 11%, or 76 barrels per day, compared to the quarter ended March 31, 1997. This increase was primarily due to continued successful drilling and development of the Company's acreage in the Uinta Basin.

        Natural gas revenues increased 11% to $313,000 for the quarter ended March 31, 1998, as compared to $282,000 for the same period in 1997, primarily due to a 48% increase in natural gas production to 153,000 Mcf. The impact of the volume increase was partially offset by a 25% decrease in average sales price for the quarter to $2.04 compared to $2.72 for the first quarter 1997. The increase in natural gas production volumes is related to the success of the Company's drilling program on its Utah properties during 1997.

        OPERATING EXPENSES

        Lease operating expenses increased to $595,000 for the quarter ended March 31, 1997, as compared to $467,000 for the same period in 1997. This is a result of a significant increase in the number of producing wells and injector wells in which the Company has an interest due to the drilling program on the Company's Utah properties. The Company's lease operating expenses increased to $6.40 per BOE during the 1998 period as compared to $5.99 per BOE for the 1997 period. During the first quarter of 1998, 15 oil and gas wells in the Antelope Creek Field were converted to water injection wells. These 15 wells would have otherwise contributed significantly to production. The loss of production and sustained operating expenses for these wells caused an increase in costs per BOE. The Company expects operating costs per BOE to decline as a result of additional production due to the increase in water injection rates. In addition, the Company historically experiences a decline in operating expenses over the year as a result of increased remedial activities in the first quarter of each year.

        Depreciation, depletion and amortization expense decreased 19% to $450,000 for the quarter ended March 31, 1998, as compared to $559,000 for the same period in 1997. This decrease is primarily the result of an increase in proved reserves in the Company's year-end reserve report for 1997 resulting from the Company's successful drilling program, partially offset by increased production.

        General and administrative expenses increased 131% to $495,000 for the quarter ended March 31, 1998, as compared to $214,000 for the quarter ended March 31, 1997. The increase is primarily a result of an increase in company personnel as the number of employees grew to 53 from 28 for the comparable 1997 period. Additional engineering, geological and administrative staff was required as a result of increased development activity. Increased accounting personnel costs and additional legal and outside accounting costs were incurred as a result of increased financial reporting requirements associated with public company reporting requirements.


        OTHER INCOME (EXPENSES)

        Interest income, net, for the quarter ended March 31, 1998 increased to $204,000, as compared to $25,000 in 1997 primarily as a result of interest earned on proceeds from the Offering in October, 1997.

        Gain on sales of property and equipment declined to $28,000 for the quarter ended March 31, 1998, as compared to $93,000 for the same 1997 period due to gains recognized from sales of certain non-strategic oil and natural gas properties in the first quarter of 1997.

 LIQUIDITY AND CAPITAL RESOURCES

        CASH FLOW AND WORKING CAPITAL

        Cash used in operating activities was $1,810,000 for the quarter ended March 31, 1998, as the Company accumulated inventory preparing for near-term drilling operations and reduced payables from fourth quarter 1997 drilling activity. The Company used cash on hand, proceeds from sales of property and equipment of $33,000 and a portion of the Offering proceeds to finance $4,093,000 of capital spending to drill 8.5 and complete 5 net wells, respectively, and convert 7.5 net injector wells in the Company's Antelope Creek Field. The Company expects to utilize future cash flow from operations, cash on hand and its available borrowing base to develop production and reserves in the Company's Uinta Basin, Raton Basin, and South Texas development properties and for other working capital needs.

        The Company believes that cash flow from operations, availability under the Credit Agreement and the remaining proceeds from the Offering will be adequate to support its budgeted working capital and capital expenditure requirements for at least the next 12 months.

        CAPITAL EXPENDITURES

        The Company typically requires capital primarily for the exploration, development and acquisition of oil and natural gas properties and general working capital purposes. During the remainder of 1998, the Company will redirect a substantial portion of planned capital investment from oil development to gas. Antelope Creek oil development, previously planned for 60 gross (30 net) wells during 1998, will now target approximately 26 gross (13 net) wells during the first half of the year. The level of drilling for the remainder of 1998 will depend on realized oil prices.

        Capital investment dollars not spent on oil development will be deployed in the Company's gas development prospects in the Natural Buttes Extension Area, the Raton Basin coalbed methane project and the Helen Gohlke Field in Texas. In total the Company expects to invest between $13 million and $17 million in oil and gas development during the remainder of 1998.

        Based on preliminary results from the two Natural Buttes wells drilled in December 1997 and January 1998, the Company plans to continue development with 8 gross (4 net) wells by year-end.

        In the first quarter of 1998, Petroglyph drilled its first 4 exploration wells in a central portion of its 65,000 net acre Raton Basin development area. Based on the positive results of these tests, up to 32 additional wells are planned for the project in 1998. The Company is currently negotiating with Colorado Interstate Gas Company to transport its coalbed methane gas production. If the negotiations prove successful, production could begin as early as October 1998.

        During the first quarter of 1998, the Company obtained the initial processed results of its 3-D seismic survey covering its 5,000 acre Helen Gohlke Field, located in the Wilcox Trend on the border of Victoria and Dewitt Counties, Texas. The Company is reviewing and targeting drilling objectives beginning with the most shallow, with 3 initial gas objectives to be drilled to a depth of approximately 4,200 feet into the Frio (Miocene) formation in the second quarter of 1998. Additional and deeper targets may be drilled after evaluation of the initial shallow tests.

          FINANCING

          In September 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") (the "Credit Agreement. The Credit Agreement includes a $20.0 million combination credit facility with a two-year revolving credit facility with an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which expires on September 15, 1999, at which time all balances outstanding under Tranche A will convert to a term loan expiring on September 15, 2002. The borrowing base has been redetermined as of May 1998 to be $10.0 million. Additionally, the Credit Agreement contained a separate revolving facility of $2.5 million ("Tranche B"), which expires on March 15, 1999. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement in October 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement is no longer available to the Company. Interest on borrowings outstanding under Tranche A is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the tranche.

 PART II - OTHER INFORMATION

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Pursuant to a Registration Statement on Form S-1 (No. 333-34251), which became effective on October 20, 1997, filed in connection with the initial public offering of the Company's common stock, the Company sold 2,625,000 shares at $12.50 per share for gross proceeds of $32,812,500. The offering was managed by Prudential Securities Incorporated, Oppenheimer & Co., Inc. and Johnson Rice & Company L.L.C., and the underwriters of the offering received underwriting discounts and commissions of $2,296,875. Of the net proceeds of $30,515,625 received by the Company, the Company repaid $10.0 million of outstanding indebtedness under the Credit Agreement, paid approximately $1.3 million of offering expenses and used $8.4 million, through March 31, 1998, to develop production, reserves and infrastructure in the Company's Uinta Basin, Raton Basin and South Texas development properties. The balance of the net proceeds is being held by the Company in cash and cash equivalents and is anticipated to be used for further development of the Company's oil and natural gas properties and general working capital purposes.

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


                                         PETROGLYPH ENERGY, INC.



                                         By:    /s/ Robert C. Murdock
                                             ---------------------------------
                                                Robert C. Murdock
                                                Chairman, President & Chief
                                                Executive Officer



                                         By:    /s/ Tim A. Lucas
                                             ---------------------------------
                                                Tim A. Lucas
                                                Vice President & Chief
                                                Financial Officer



 Date:  May 12, 1998

                               INDEX TO EXHIBITS


EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------

  27                Financial Data Schedule