Form 10-Q
period 1998-06-30
PETROGLYPH ENERGY INC
filed 1998-08-13
CIK 1038052

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1998

                                       or

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


                                 (316) 665-8500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         As of July 31, 1998, 5,458,333 shares of common stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Forward Looking Information and Risk Factors....................................................................  1

                                           PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..................................   2
        Consolidated Statements of Operations for the Three Months and Six Months Ended
               June 30, 1998 and 1997..........................................................................   3
        Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1998 and 1997..........................................................................   4
        Notes to Consolidated Financial Statements.............................................................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................   8

                                            PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................................................  13

        Signatures.............................................................................................  14

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

ITEM 1. FINANCIAL STATEMENTS

                             PETROGLYPH ENERGY, INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                    ASSETS                                                            JUNE 30,    DECEMBER 31,
                                                                                                        1998          1997
                                                                                                      --------    ------------
                                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                                        $  6,901      $ 16,679
     Accounts receivable:
        Oil and natural gas sales                                                                          298           665
        Other                                                                                              597           608
     Inventory                                                                                           1,587         1,377
     Prepaid expenses                                                                                      399           246
                                                                                                      --------      --------
            Total Current Assets                                                                         9,782        19,575
                                                                                                      --------      --------

Property and equipment, successful efforts method at cost:
        Proved properties                                                                               31,269        23,318
        Unproved properties                                                                              3,357         2,958
        Pipelines, gas gathering and other                                                               7,944         6,901
                                                                                                      --------      --------
                                                                                                        42,570        33,177
     Less---Accumulated depletion, depreciation, and amortization                                       (7,445)       (6,607)
                                                                                                      --------      --------
        Property and equipment, net                                                                     35,125        26,570
     Other assets, net of accumulated amortization                                                         563           569
                                                                                                      --------      --------
                                                                                                      $ 45,470      $ 46,714
                                                                                                      ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities:
        Trade                                                                                         $  3,132      $  3,608
        Oil and natural gas sales                                                                          393           735
        Current portion of long-term debt                                                                   --            37
        Other                                                                                              407           322
                                                                                                      --------      --------
            Total Current Liabilities                                                                    3,932         4,702
                                                                                                      --------      --------
Long-term debt                                                                                              --            --

Deferred tax liability                                                                                   2,329         2,514

Stockholders' equity
        Common stock, par value $.01 per share; 25,000,000 shares
            authorized; 5,458,333 shares issued and outstanding                                             55            55
        Paid-in capital                                                                                 43,659        43,659
        Retained earnings (deficit)                                                                     (4,505)       (4,216)
                                                                                                      --------      --------
            Total Stockholders' Equity                                                                  39,209        39,498
                                                                                                      --------      --------
                                                                                                      $ 45,470      $ 46,714
                                                                                                      ========      ========




          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                        ----------------------------      ----------------------------
                                                            1998             1997             1998             1997
                                                        -----------      -----------      -----------      -----------
Operating Revenues:
     Oil sales                                          $       700      $       832      $     1,493      $     1,725
     Natural gas sales                                          287              231              600              513
     Other                                                       38               40               73               69
                                                        -----------      -----------      -----------      -----------
        Total operating revenues                              1,025            1,103            2,166            2,307
Operating Expenses:
     Lease operating                                            441              374            1,036              841
     Production taxes                                            40               34              100               98
     Exploration costs
     Depletion, depreciation, and amortization                  441              461              891            1,020
     General and administrative                                 516              333            1,011              546
                                                        -----------      -----------      -----------      -----------
        Total operating expenses                              1,438            1,202            3,038            2,505
                                                        -----------      -----------      -----------      -----------
        Operating loss                                         (413)             (99)            (872)            (198)
                                                        -----------      -----------      -----------      -----------
Other income:
     Interest income, net                                       138               (6)             342               19
     Gain on sales of property and equipment, net                28              (87)              56                6
                                                        -----------      -----------      -----------      -----------
        Net loss before income taxes                           (247)            (192)            (474)            (173)
Income tax benefit:

     Deferred                                                   (97)                             (185)
     Current
                                                        -----------      -----------      -----------      -----------
        Total income tax benefit                                (97)                             (185)
                                                        -----------      -----------      -----------      -----------

      Net loss                                          $      (150)     $      (192)     $      (289)     $      (173)
                                                        ===========      ===========      ===========      ===========

      Net loss per share                                $      (.03)     $      (.06)     $      (.05)     $      (.05)
                                                        ===========      ===========      ===========      ===========

Weighted average common shares outstanding
     Actual                                               5,458,333                         5,458,333

     Pro forma                                                             3,263,441                         3,263,441
                                                        ===========      ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
                                                                              1998          1997
                                                                            --------      --------
Operating Activities:

    Net loss before income taxes                                            $   (289)     $   (173)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depletion, depreciation and amortization                                  893         1,020
       Gain on sales of property and equipment, net                              (56)           (6)
       Amortization of deferred revenue                                           --           (46)
       Exploration costs                                                          --            --
       Deferred Taxes                                                           (185)           --

    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                378        (1,249)
       Increase in inventory                                                    (210)         (678)
       Increase in prepaid expenses                                             (153)          (87)
       Increase (decrease) in accounts payable and accrued
       liabilities                                                              (733)        1,306
                                                                            --------      --------

              Net cash provided by (used in) operating activities               (355)           87
                                                                            --------      --------

Investing Activities:
    Proceeds from sales of property and equipment                                 82           740
    Additions to oil and natural gas properties, including
    exploration costs                                                         (5,830)       (4,574)
    Additions to pipelines, natural gas gathering and other                   (3,612)       (1,793)
                                                                            --------      --------

              Net cash used in investing activities                           (9,360)       (5,627)
                                                                            --------      --------
Financing Activities:
    Proceeds from issuance of, and draws on, notes payable                        --         5,000
    Payments on notes payable                                                    (37)          (13)
    Payments for organization and financing costs                                (26)         (652)
                                                                            --------      --------
       Net cash provided by (used in) financing activities                       (63)        4,335
                                                                            --------      --------
              Net decrease in cash and cash equivalents                       (9,778)       (1,205)
Cash and cash equivalents, beginning of period                                16,679         1,578
                                                                            --------      --------
Cash and cash equivalents, end of period                                    $  6,901      $    373
                                                                            ========      ========



          See accompanying notes to Consolidated financial statements.

                             PETROGLYPH ENERGY, INC.
                   Notes to Consolidated Financial Statements

(1)     ORGANIZATION AND BASIS OF PRESENTATION

        Petroglyph Energy, Inc. ("Petroglyph" or the "Company") was incorporated in Delaware in April 1997 for the purpose of consolidating and continuing the activities previously conducted by Petroglyph Gas Partners, L.P. ("PGP" or the "Partnership"). PGP was a Delaware limited partnership, which was organized on April 15, 1993 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner was Petroglyph Energy, Inc., a Kansas corporation ("PEI"). Petroglyph Gas Partners II, L.P. ("PGP II") was a Delaware limited partnership, which was organized on April 15, 1995 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner of PGP II was PEI (1% interest) and the limited partner was PGP (99% interest). Pursuant to the terms of an Exchange Agreement dated August 22, 1997 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Partnership and all of the stock of PEI in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated on October 24, 1997, immediately prior to the closing of the initial public offering of the Company's Common Stock (the "Offering"). See Note 4. The Conversion was accounted for as a transfer of assets and liabilities between affiliates under common control in October 1997 and resulted in no change in carrying values of these assets and liabilities.

        On June 30, 1998, all properties owned by PGP, PGP II, and PEI were transferred into the Company and the three entities (PGP, PGP II, and PEI) were dissolved.

        The accompanying consolidated financial statements of Petroglyph include the assets, liabilities and results of its wholly owned subsidiary, Petroglyph Operating Company, Inc. ("POCI"). POCI is a subchapter C corporation. POCI is the designated operator of all wells for which the Company has acquired operating rights. Accordingly, all producing overhead and supervision fees were charged to the joint accounts by POCI. All material intercompany transactions and balances have been eliminated in the preparation of the accompanying consolidated financial statements.

        The Company's operations are primarily focused in the Uinta Basin of Utah and the Raton Basin of Colorado with additional operations in DeWitt and Victoria Counties in South Texas.

        The accompanying consolidated financial statements of Petroglyph, with the exception of the consolidated balance sheet at December 31, 1997, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the six month and three month periods ended June 30, 1998 and 1997, and cash flows of the Company for the six month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for a full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.

(2)     LONG-TERM DEBT

        In September 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") (the "Credit Agreement"). The Credit Agreement includes a $20.0 million combination credit facility with a two-year revolving credit facility with an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which expires on September 15, 1999, at which time all balances outstanding under Tranche A will convert to a term loan expiring on September 15, 2002. The borrowing base was redetermined as of May 1998 to be $10.0 million. Additionally, the Credit Agreement contained a separate revolving facility of $2.5 million ("Tranche B"), which was set to expire on March 15, 1999. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement in October 1997. With the repayment of the Tranche

B indebtedness, the $2.5 million under that portion of the Credit Agreement is no longer available to the Company. Interest on borrowings outstanding under Tranche A is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the tranche.

(3)     COMMITMENTS

        The Company had one open hedging contract at June 30, 1998, which is a crude oil collar on 234,000 Bbls of oil with a floor price per Bbl and a ceiling price per Bbl indexed to the NYMEX light crude future settlement price. This contract covers 234,000 Bbls of oil over the next 18 months as follows:

                    YEAR                       BBLS       FLOOR PRICE  CEILING PRICE
                    ----                    ----------    -----------  -------------
                    1998 ..........          75,000        $17.00/Bbl    $20.75/Bbl
                    1999 ..........         159,000        $17.00/Bbl    $22.00/Bbl
                                            -------
                       Total ......         234,000

        The Company has entered into a natural gas sales contract for substantially all of its current Utah production, effectively fixing its price through September 1998 at an average price of $1.865 per MMBtu. The Company's current Mcf conversion factor would result in an equivalent price of approximately $2.06 per Mcf. The Company has also contracted its Utah production for 12 months beginning October 1998. The realized price under this new contract should be no less than $2.00 per MMBtu or $2.24 per Mcf. The Company uses price hedging arrangements and fixed price natural gas sales contracts to reduce price risk on a portion of its natural gas production.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 1999.

With its current hedge contracts management believes Statement 133 will have no impact on the financial statements of the Company.

(4)     INITIAL PUBLIC OFFERING

        In November 1997, Petroglyph completed its initial public offering (the "Offering") of 2,625,000 shares of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $30.5 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Credit Agreement, with the balance of the proceeds expected to be utilized to develop production and reserves in the Company's Uinta Basin , Raton Basin and South Texas development properties and for other working capital needs.

(5)    COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

        Outstanding shares of 3,263,441 for 1997 is presented for pro forma comparison and assumes the following: the sale of 430,108 shares as of January 1, 1997, out of the 2,625,000 shares of common stock sold in the Offering, and the conversion of partnership interest into 2,833,333 shares of common stock, which occurred in October 1997, was effective at the beginning of the year and. This compares to the 5,458,333 common shares outstanding after the offering, reflected in the 1998 calculation.

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. The Company has determined that basic and diluted earnings per share (as defined by SFAS No. 128) would be the same as earnings per share disclosed for the six months and three months ended June 30, 1998 and 1997.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes the method of reporting and display of comprehensive income and its components. The Company has determined that there are no other items of comprehensive income items in the periods presented.

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

        Upon the Conversion, the Company became taxable as a corporation. Prior to the conversion, the results of operations of the Company were included in the tax returns of its owners. As a result, no income tax amounts are reflected for the three and six month periods ended June 30, 1997.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Petroglyph is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas properties. The Company's strategy is to increase oil and natural gas reserves, oil and natural gas production and cash flow per share through (i) the development of the Company's drill site inventory, (ii) the exploitation of the Company's existing reserve base, (iii) the control of operations and (iv) the acquisition of additional interests in oil and natural gas properties that meet its selection criteria.


 OPERATING DATA

        The following table sets forth certain operating data of the Company for the periods presented.

                                           Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                      ---------------------------     ---------------------------
                                         1998            1997            1998            1997
                                      -----------     -----------     -----------     -----------
Production Data:
   Oil (Bbls) ...................          67,050          57,102         134,513         117,770
   Natural gas (Mcf) ............         139,182         139,278         292,668         243,096
   Total (BOE) ..................          90,247          80,315         183,291         158,286

Average Daily Production:
   Oil (Bbls) ...................             737             627             743             651
   Natural gas (Mcf) ............           1,529           1,531           1,617           1,343
   Total (BOE) ..................             992             883           1,013             875

Average Sales Price Per Unit (1):
   Oil (per Bbl) (2) ............     $     10.44     $     14.57     $     11.10     $     14.65
   Natural gas (per Mcf) ........     $      2.06     $      1.66     $      2.05     $      2.11

Costs Per BOE:
   Lease operating expenses .....     $      4.89     $      4.65     $      5.65     $      5.31
   Production and property taxes      $      0.45     $      0.43     $      0.55     $      0.62
   Depletion, depreciation, and
     amortization ...............     $      4.88     $      5.74     $      4.86     $      6.45
   General and administrative ...     $      5.72     $      4.14     $      5.51     $      3.45

 (1)    Before deduction of production taxes.
 (2) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $10.16 and $15.96 for the six months, and $9.14 and $16.63 for the three months ended June 30, 1998 and 1997, respectively.

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

        During the three months ended June 30, 1998, the Company drilled 18 gross (9 net) wells and completed 16 gross (8 net) wells with 100% success. This compares with 18 gross (10 net) wells drilled and 13 gross (6.5 net) wells completed during the three months ended June 30, 1997. Currently injected water volumes are approximately 11,000 barrels per day.

RESULTS OF OPERATIONS

        Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

        OPERATING REVENUES

        Oil revenues decreased 16% to $700,000 for the quarter ended March 31, 1998, as compared to $832,000 for the same period in 1997, primarily as a result of a decrease in realized oil prices of 28%. The decrease was partially offset by a production volume increase of 17%, or 109 barrels per day, compared to the quarter ended March 31, 1997. This increase was primarily due to continued successful drilling and development of the Company's acreage in the Uinta Basin.

        Natural gas revenues increased by 24% to $287,000 for the quarter ended March 31, 1998, as compared to $231,000 for the same period in 1997. Gas production volumes were flat compared to the 1997 period but the average gas price rose $.40 to $2.06 per Mcf

        OPERATING EXPENSES

        Lease operating expenses increased to $441,000 for the quarter ended June 30, 1998, as compared to $374,000 for the same 1997 period. This is a result of a significant increase in the number of producing wells and injector wells in which the Company has an interest due to the aggressive drilling program on the Company's Utah properties. The Company's lease operating expenses increased to $4.89 per BOE during the 1998 period as compared to $4.65 per BOE for the 1997 period. During the first quarter of 1998, 15 oil and gas wells in the Antelope Creek Field were converted to water injection wells. These 15 wells could have otherwise contributed significantly to production. The loss of production and sustained operating expenses for these wells caused an increase in costs per BOE.

        Depreciation, depletion and amortization expense decreased by 4% to $441,000 for the quarter ended June 30, 1998, as compared to $461,000 for the same period in 1997. This decrease is primarily the result of an increase in proved reserves in the Company's year-end reserve report for 1997 resulting from the Company's successful drilling program, partially offset by increased production between periods.

        General and administrative expenses increased by 55% to $516,000 for the quarter ended June 30, 1998, as compared to $333,000 for the quarter ended June 30, 1997. From June 1997 to June 1998, 11 field personnel were added as Utah development increased and Raton Basin drilling was initiated. For the same period, five administrative personnel were added to manage increased oil and gas operations and the reporting requirements of a public company. Additional engineering, geological and administrative staff was required as a result of increased development activity.

        OTHER INCOME (EXPENSES)

        Interest income, net, for the quarter ended June 30, 1998 increased to $138,000, as compared to $6,000 net expense in Second Quarter 1997 primarily as a result of interest earned on proceeds from the Offering in October, 1997.

        Gain on sales of property and equipment increased to $28,000 for the quarter ended June 30, 1998, as compared to $87,000 loss for the same 1997 period. The Company recognized the loss in Second Quarter 1997 from sales of certain non-strategic oil and natural gas properties.

RESULTS OF OPERATIONS

        Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997

        OPERATING REVENUES

        Oil revenues of $1,493,000 for the first six months of 1998 were 13% below oil revenues for the first half of 1997. The volume of oil sold increased 16,743 barrels (14%) compared to the same period in 1997 due primarily to development activity in the Antelope Creek Field. However, the Company's average realized oil price decreased 24% from $14.65 per barrel in the first half of 1997 to $11.10 for the same period in 1998.

        Gas volumes in the first half of 1998 increased 20% to 292,668 Mcf compared to 243,096 Mcf for the same period in 1997. However, the average sales price slipped 3% to $2.05 compared to $2.11 for the respective 1997 period. The slight price reduction was due to a historically strong first quarter 1997 price of $2.72 per Mcf. The net result of the sales volume increase and price reduction was a 17% increase in gas revenues to $600,000 in the first half of 1998.

        Operating Expenses

        Lease operating expenses through June 30, 1998 were $1,036,000, or 23% greater than for the first six months of 1997. This increase is directly related to increased production as a result of the Company's development program in the Antelope Creek Field. Lease operating expense increased to $5.65 per BOE for the first half of 1998 from $5.31 for the first half of 1997. During the first quarter of 1998 15 oil and gas wells in the Antelope Creek Field were converted from producers to water injection wells. The loss of production and sustained operating expenses for the wells were primarily responsible for the increase in costs per BOE.

        Depreciation, depletion, and amortization expense for the first half of 1998 decreased 13% to $891,000 compared to $1,020,000 for the first half of 1997. This decrease is primarily due to an increase in the reserve base used to calculate the depreciation, depletion, and amortization charge. DD&A charges fell from $6.45 in 1997 to $4.86 per BOE for the same six months in 1998.

        General and administrative expense increased 85% in the first half of 1998 to $1,011,000 compared to $546,000 for the 1997 period. The first quarter 1997 to first quarter 1998 increase of 131% was averaged down for the half year comparisons. Geologic, engineering, and administrative costs increased as a result of increased development activity. Additional accounting personnel, outside accounting, and legal costs were incurred as a part of becoming a public company.

        OTHER INCOME (EXPENSES)

        Net interest income for the first half of 1998 was $342,000 compared to $19,000 for the same period in 1997, primarily as a result of interest earned on proceeds from the Offering in late 1997.

         Gain on sales of property increased $50,000 to $56,000 for the first half of 1998 compared to the first six months of 1997. Several sales of non-strategic oil and gas properties occurred during the 1997 period. The net effect of these transactions was sales at approximately book value.


LIQUIDITY AND CAPITAL RESOURCES

        CASH FLOW AND WORKING CAPITAL

        Cash provided by operating activities was $1,416,000 for the quarter ended June 30, 1998, as the Company used inventory in drilling and development operations and accounts receivables decreased. The Company used cash on hand, proceeds from sales of property and equipment of $49,000, and a portion of the Offering proceeds to finance $5,297,000 of capital spending. A total 18 gross (9 net) wells were drilled and 16 gross (8 net) wells were completed and put to production.

        For the first six months of 1998, $355,000 was used in operating activities. Increases in inventories and prepaid expenses were offset by reductions in accounts receivable. Accounts payable and accrued liabilities decreased $733,000. In 1998, 34 gross (19 net) wells were drilled with 100% success. 26 gross (13 net) wells were completed and 29 gross (14.5 net) wells were put to production. In the Antelope Creek Field 15 gross (7.5 net) wells were converted to water injection.

        The Company expects to utilize future cash flow from operations, cash on hand and its available borrowing base to continue to develop production and reserves in the Company's Uinta Basin, Raton Basin, and South Texas development properties and for other working capital needs.

        The Company believes that cash flow from operations, availability under the Credit Agreement and the remaining proceeds from the Offering will be adequate to support its budgeted working capital and capital expenditure requirements for at least the next 12 months.

        CAPITAL EXPENDITURES

        During the remainder of 1998, due to low oil prices, the Company plans to continue developing gas reserves in favor of oil. The Company has completed its Antelope Creek Field oil drilling for 1998 of 26 gross (13 net) wells. Well completions and infrastructure costs for water flood and gas gathering will continue in the latter half of 1998. The Company expects Antelope Creek Field water flood response to continue to improve as water injection continues over the last half of the year.

        Capital investment dollars not spent on oil development will be deployed in the Company's gas development prospects in the Natural Buttes Extension Area, the Raton Basin (Colorado) coalbed methane project and the Helen Gohlke Field in Texas. In total, the Company expects to invest between $10 million and $14 million in oil and gas development during the remainder of 1998.

        The first of two Natural Buttes wells drilled in January 1998 began flowing in late July at the rate of 750 Mcf per day. The Company plans to complete the second well in the same formation and continue development with 8 gross (5 net) wells for the year.

        The Company has reached an agreement with Colorado Interstate Gas Company (CIG) whereby CIG will install approximately 37 miles of 10 inch steel pipeline to transport gas from the Company's (Raton Basin) coalbed methane project near Walsenburg, Colorado. Up to 32 additional wells are planned for the project in 1998. The Company expects first sales as early as December 1998.

        The Company has drilled and completed 2 gross (1 net) well based on its 3-D seismic survey in the Helen Gohlke Field, located in the Wilcox Trend on the border of Victoria and Dewitt Counties, Texas. The two wells are currently flowing approximately 1.3 MMcf per day from the Vicksburg zone. The Company plans to continue developing the shallow gas potential of its 5,000 acre leasehold in the Helen Gohlke Field.

        FINANCING

        In September 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") (the "Credit Agreement"). The Credit Agreement includes a $20.0 million combination credit facility with a two-year revolving credit facility with an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which expires on September 15, 1999, at which time all balances outstanding under Tranche A will convert to a term loan expiring on September 15, 2002. The borrowing base was redetermined as of May 1998 to be $10.0 million . Additionally, the Credit Agreement contained a separate revolving facility of $2.5 million ("Tranche B"), which expires on March 15, 1999. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement in October 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement is no longer available to the Company. Interest on borrowings outstanding under Tranche A is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the tranche.


PART II - OTHER INFORMATION

        The following describes developments in an ongoing litigation matter in which the Company is not a party and its properties are not involved but which may ultimately effect the Company's properties and operations.

        The Company's planned operations in the Raton Basin of Colorado will involve the extraction of coalbed methane from properties in which the Company owns or leases oil and gas rights. The Company's right to produce coalbed methane from certain of these properties based upon its gas rights are subject to uncertainty in light of an opinion of the Court of Appeals for the Tenth Circuit (the "Court of Appeals") in Southern Ute Indian Tribe v. Amoco Production Company (the "Southern Ute Litigation") holding that coalbed methane rights for certain lands derive from coal rights rather than oil and gas rights. The Court of Appeals has held that the coal rights on certain lands which were reserved to the United States by statute also included the rights to the coalbed methane gas related to such coal deposits. The federal coal rights so reserved were in some cases later transferred to third parties such as the Southern Ute Indian Tribe (the "Tribe"). In the Southern Ute Litigation, the Tribe, as beneficial owners of the coal resource, has alleged that coalbed methane gas from the coal strata is being and has been wrongfully extracted by various gas producers and certain other parties (the "Defendant Class") including Amoco Production Company ("Amoco"). Amoco, as class representative for the Defendant Class, has indicated that it may petition the United States Supreme Court (the "Supreme Court") for review of the Court for Appeals' decision. However, there can be no assurance that the Supreme Court would grant review if such petition is filed or that Amoco would prevail on its appeal even if review were granted.

        The primary issue in the Southern Ute Litigation as it may concern the Company is whether the right to produce coalbed methane gas from certain properties lies in the owner of the oil and gas rights or the owner of the rights to the coal resource. Although the Company has not commenced coalbed methane production, the Company has obtained gas leases and initiated drilling operations in the Raton Basin in anticipation of coalbed methane production. Pending the ultimate resolution of the coalbed methane ownership question, the Company may face uncertainty as to its right to produce coalbed methane gas from its affected Raton Basin properties. Though no adverse claims concerning ownership of coalbed methane on the Company's properties have been asserted, if the holding in the Southern Ute Litigation stands, the holders of the coal rights in certain properties may claim to hold the coalbed methane rights to these properties rather than the Company as holder of the gas rights. Thus, the Company may have to negotiate to purchase or lease rights to the coalbed methane from the federal government or another party to whom the government subsequently conveyed the coal resource at some cost to the Company. The additional cost of purchasing or leasing such rights could have a material adverse impact on the Company's financial condition and results of operations.

        The Company is not a party to the Southern Ute Litigation, and none of the Company's properties are subject to the litigation. Any holding in the suit will not automatically change the Company's property rights with respect to its Raton Basin properties. The Company can make no prediction as to the ultimate resolution of the Southern Ute Litigation or as to the likely effect, if any, that such resolution would have on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits

                      Financial Data Schedule

       (b)      Reports Submitted on Form 8-K:

                      None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PETROGLYPH ENERGY, INC.



                                    By:    /s/ Robert C. Murdock
                                           -------------------------------------
                                           Robert C. Murdock
                                           President & Chief Executive Officer



                                    By:    /s/ Tim A. Lucas
                                           -------------------------------------
                                           Tim A. Lucas
                                           Vice President & Chief Financial
                                           Officer



Date:  August 13, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------
Ex 27                       Financial Data Schedule