Form 10-Q
period 1998-09-30
PETROGLYPH ENERGY INC
filed 1998-11-13
CIK 1038052

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q
                              ---------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                       or

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

         As of October 31, 1998, 5,458,333 shares of common stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Forward Looking Information and Risk Factors .......................................................     1

                                           PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 ..........     2
               Consolidated Statements of Operations for the Three Months and Nine Months Ended
                      September 30, 1998 and 1997 ..................................................     3
               Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 1998 and 1997 ..................................................     4
               Notes to Consolidated Financial Statements ..........................................     5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......     8

                                            PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...........................................................    14

               Signatures ..........................................................................    15

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

      ITEM 1.    FINANCIAL STATEMENTS

                             PETROGLYPH ENERGY, INC
                           Consolidated Balance Sheets
                                 (in thousands)

               ASSETS                                                    September 30,   December 31,
                                                                             1998           1997
                                                                          ----------     ----------
                                                                         (Unaudited)
Current Assets:
      Cash and cash equivalents                                           $    1,865     $   16,679
      Accounts receivable:
         Oil and natural gas sales                                               409            665
         Other                                                                 2,090            608
      Inventory                                                                1,884          1,377
      Prepaid expenses                                                           413            246
                                                                          ----------     ----------
                 Total Current Assets                                          6,661         19,575
                                                                          ----------     ----------
Property and Equipment, successful efforts method at cost:
         Proved properties                                                    35,725         23,318
         Unproved properties                                                   4,084          2,958
         Pipelines, gas gathering and other                                    8,336          6,901
                                                                          ----------     ----------
                                                                              48,145         33,177
      Less:  Accumulated depletion, depreciation, and amortization            (7,909)        (6,607)
                                                                          ----------     ----------
         Property and equipment, net                                          40,236         26,570
      Other assets, net of accumulated amortization                              565            569
                                                                          ----------     ----------
                 Total Assets                                             $   47,462     $   46,714
                                                                          ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued liabilities:
         Trade                                                            $    3,568     $    3,608
         Oil and natural gas sales                                               383            735
         Current portion of long-term debt                                      --               37
         Other                                                                   297            322
                                                                          ----------     ----------
                 Total Current Liabilities                                     4,248          4,702
                                                                          ----------     ----------
Long-term Debt                                                                 2,000           --
Deferred Tax Liability                                                         2,232          2,514
Stockholders' Equity:
      Common Stock, par value $.01 par share; 25,000,000 shares
        authorized; 5,458,333 shares issued and outstanding                       55             55
      Paid-in capital                                                         43,659         43,659
      Retained earnings (deficit)                                             (4,732)        (4,216)
                                                                          ----------     ----------
         Total Stockholders' Equity                                           38,982         39,498
                                                                          ----------     ----------
                 Total Liabilities and Stockholders' Equity               $   47,462     $   46,714
                                                                          ==========     ==========


          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                           ---------------------------     ---------------------------
                                                               1998            1997            1998            1997
                                                           -----------     -----------     -----------     -----------
Operating Revenues:
    Oil sales                                              $       728     $     1,011     $     2,221     $     2,736
    Natural gas sales                                              349             243             949             756
    Other                                                           49              10             122              79
                                                           -----------     -----------     -----------     -----------
      Total operating revenues                                   1,126           1,264           3,292           3,571
Operating Expenses:
    Lease operating                                                443             366           1,480           1,206
    Production taxes                                                53              49             154             147
    Exploration costs                                             --              --              --              --
    Depletion, depreciation and amortization                       482             449           1,373           1,469
    General and administrative                                     525             367           1,535             913
                                                           -----------     -----------     -----------     -----------
      Total operating expenses                                   1,503           1,231           4,542           3,735
                                                           -----------     -----------     -----------     -----------
      Operating income (loss)                                     (377)             33          (1,250)           (164)

Other Income:
    Interest income (expense), net                                  50             (73)            393             (54)
    Gain on sales of property and equipment, net                     3            --                59               6
                                                           -----------     -----------     -----------     -----------
      Net income (loss) before income taxes                       (324)            (40)           (798)           (212)
Income Tax Expense (Benefit):
    Deferred                                                       (97)           --              (282)           --
    Current                                                       --              --              --              --
                                                           -----------     -----------     -----------     -----------
      Total Income Tax Expense (Benefit)                           (97)           --              (282)           --
                                                           -----------     -----------     -----------     -----------
    Net Income (Loss)                                      $      (227)    $       (40)    $      (516)    $      (212)
                                                           ===========     ===========     ===========     ===========
    Net Income (Loss) per common share,
                  basic and diluted                        $     (0.04)    $     (0.01)    $     (0.09)    $     (0.06)
                                                           ===========     ===========     ===========     ===========

Weighted average common shares outstanding
    Actual                                                   5,458,333            --         5,458,333            --
    Pro forma                                                     --         3,607,527            --         3,607,527
                                                           ===========     ===========     ===========     ===========




          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
Operating Activities:
     Net income (loss) before income taxes                                $     (516)    $     (212)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depletion, depreciation and amortization                               1,373          1,469
        Gain on sales of property and equipment, net                             (59)            (6)
        Amortization of deferred revenue                                        --              (46)
        Exploration costs                                                       --             --
        Deferred taxes                                                          (282)          --
     Changes in assets and liabilities:
        Increase in accounts receivable                                       (1,226)          (280)
        (Increase) decrease in inventory                                        (507)            49
        Increase in prepaid expenses                                            (167)           (24)
        Increase (decrease) in accounts payable and
          accrued liabilities                                                   (417)         2,698
                                                                          ----------     ----------
                Net cash provided by (used in) operating activities:          (1,801)         3,648
                                                                          ----------     ----------
Investing Activities:
     Proceeds from sales of property and equipment                                88            740
     Additions to oil and natural gas properties, including
       exploration costs                                                     (13,583)        (8,015)
     Additions to pipelines, natural gas gathering and other                  (1,435)        (4,324)
                                                                          ----------     ----------
        Net cash used in investing activities                                (14,930)       (11,599)
                                                                          ----------     ----------
Financing Activities:
     Proceeds from issuance of, and draws on, notes payable                    2,000          9,097
     Payments on notes payable                                                   (37)           (20)
     Payments for organization and financing costs                               (46)        (1,131)
                                                                          ----------     ----------
        Net cash provided by (used in) financing activities                    1,917          7,946
                                                                          ----------     ----------
                Net increase (decrease) in cash and cash
                  equivalents                                                (14,814)            (5)
Cash and Cash Equivalents, beginning of period                                16,679          1,578
                                                                          ----------     ----------
Cash and Cash Equivalents, end of period                                  $    1,865     $    1,573
                                                                          ==========     ==========




          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC.
                   Notes to Consolidated Financial Statements

(1)     ORGANIZATION AND BASIS OF PRESENTATION

        Petroglyph Energy, Inc. ("Petroglyph" or the "Company") was incorporated in Delaware in April 1997 for the purpose of consolidating and continuing the activities previously conducted by Petroglyph Gas Partners, L.P. ("PGP" or the "Partnership"). PGP was a Delaware limited partnership, which was organized on April 15, 1993 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The sole general partner of PGP was Petroglyph Energy, Inc., a Kansas corporation ("PEI"). Petroglyph Gas Partners II, L.P. ("PGP II") was a Delaware limited partnership, which was organized on April 15, 1995 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The sole general partner of PGP II was PEI (1% interest) and the sole limited partner was PGP (99% interest). Pursuant to the terms of an Exchange Agreement dated August 22, 1997 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Partnership and all of the stock of PEI in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated on October 24, 1997, immediately prior to the closing of the initial public offering of the Company's Common Stock (the "Offering"). See Note 4. The Conversion was accounted for as a transfer of assets and liabilities between affiliates under common control in October 1997 and resulted in no change in carrying values of these assets and liabilities.

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

        The accompanying consolidated financial statements of Petroglyph, with the exception of the consolidated balance sheet at December 31, 1997, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows of the Company for the nine month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for a full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.

(2)    LONG-TERM DEBT

        In September 1997, the Company entered into a credit agreement with The Chase Manhattan Bank ("Chase") (the "Credit Agreement"). The Credit Agreement included a $20.0 million combination credit facility with a two-year revolving credit facility and an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which was set to expire on September 15, 1999, at which time all balances outstanding under Tranche A would have converted to a term loan expiring on September 15, 2002. Additionally, the Credit Agreement contained a separate revolving facility of $2.5 million ("Tranche B"), which was set to expire on March 15, 1999. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement in October 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement was no longer available to the Company. Effective September 30, 1998, the Company amended the Credit Agreement with Chase, (the "Amendment"). The Amendment increased the credit facility to $50.0 million with a two-year revolving credit facility and an original borrowing base of $15.0 million to be redetermined quarterly beginning December 31, 1998. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the facility.

(3)     COMMITMENTS

        The Company had one open hedging contract at September 30, 1998, which is a crude oil collar on 196,500 Bbls of oil with a floor price per Bbl and a ceiling price per Bbl indexed to the NYMEX light crude future settlement price. This contract covers 196,500 Bbls of oil over the next 15 months as follows:

                    YEAR                       BBLS       FLOOR PRICE  CEILING PRICE
                    ----                    ----------    -----------  -------------
                    1998                      37,500       $17.00/Bbl     $20.75/Bbl
                    1999 ...............     159,000       $17.00/Bbl     $22.00/Bbl
                                             -------
                       Total ...........     196,500

        The Company has contracted for the sale of approximately 75% of its current Utah natural gas production for 12 months beginning October 1998. The average realized price over the life of this new contract should be no less than $2.00 per MMBtu or approximately $2.20 per Mcf using the Company's current conversion factor. The Company uses price hedging arrangements and fixed price natural gas sales contracts to reduce price risk on a portion of its oil and natural gas production.

        In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after September 15, 1999. With its current hedge contracts management believes Statement 133 will have no impact on the financial statements of the Company.

(4)     INITIAL PUBLIC OFFERING

        In November 1997, Petroglyph completed the Offering, issuing 2,625,000 shares of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $30.5 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Credit Agreement. The balance of the proceeds was utilized to develop production and reserves in the Company's Uinta Basin, Raton Basin and South Texas development properties and for other working capital needs.

(5)      COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

        Outstanding shares of 3,607,527 for 1997 is presented for pro forma comparison and assumes the following: the sale of 774,194 shares as of January 1, 1997, out of the 2,625,000 shares of common stock sold in the Offering, and the conversion of partnership interest into 2,833,333 shares of common stock, which occurred in October 1997, were effective at the beginning of the year. This compares to the 5,458,333 common shares outstanding after the offering, reflected in the 1998 calculation.

        In March 1997, the Financial Accounting Standards Board SFAS No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. The Company has determined that basic and diluted earnings per share (as defined by SFAS No.
128) would be the same as earnings per share disclosed for the nine months and three months ended September 30, 1998 and 1997.

        In September 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes the method of reporting and display of comprehensive income and its components. The Company has determined that there are no other items of comprehensive income in the periods presented.

(6)      INCOME TAXES

        Prior to the Conversion, the results of operations of the Company were included in the tax returns of its owners. As a result, tax strategies were implemented that are not necessarily reflective of strategies the Company would have implemented under the existing structure. In addition, the tax net operating losses generated by the Company during the period from its inception to the date of the Conversion are not available to the Company to offset future taxable income as such benefit accrued to the owners.

        Upon the Conversion, the Company became taxable as a corporation. Prior to the Conversion, the results of operations of the Company were included in the tax returns of its owners. As a result, no income tax amounts are reflected for the three and nine month periods ended September 30, 1997.

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

OPERATING DATA

        The following table sets forth certain operating data of the Company for the periods presented.

                                                 Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                            --------------------------    --------------------------
                                               1998           1997           1998           1997
                                            -----------    -----------    -----------    -----------
Production Data:

  Oil (Bbls) ...........................         67,131         65,041        201,644        182,811

  Natural gas (Mcf) ....................        180,936        148,854        473,604        391,950

  Total (BOE) ..........................         97,287         89,850        280,578        248,136

Average Daily Production:

  Oil (Bbls) ...........................            730            707            739            670

  Natural gas (Mcf) ....................          1,967          1,618          1,735          1,436

  Total (BOE) ..........................          1,057            977          1,028            909

Average Sales Price per Unit (1):

  Oil (per Bbl) (2) ....................    $     10.84     $    15.55     $    11.01     $    14.97

  Natural gas (per Mcf) ................    $      1.93     $     1.63     $     2.00     $     1.93

Costs Per BOE:

  Lease operating expenses .............    $      4.56     $     4.07     $     5.27     $     4.86

  Production and property taxes ........    $      0.55     $     0.55     $     0.55     $     0.59

  Depletion, depreciation, and
     amoritization .....................    $      4.95     $     5.00     $     4.89     $     5.92

  General and administrative ...........    $      5.39     $     4.08     $     5.47     $     3.68

 (1)    Before deduction of production taxes.
 (2) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $9.25 and $15.61 for the three months, and $9.86 and $15.83 for the nine months ended September 30, 1998 and 1997, respectively.

 Bbl -  Barrel
 Mcf -  Thousand cubic feet
 BOE -  Barrels of oil equivalent (six Mcf equal one Bbl)

        The Company uses the successful efforts method of accounting for its oil and natural gas activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that result in proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not result in proved reserves, costs of geological, geophysical and seismic testing, and costs of carrying and retaining properties that do not contain proved reserves are expensed. Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

        The Company's predecessor was classified as a partnership for federal income tax purposes. Therefore, no income taxes were paid or provided for by the Company prior to the Conversion. Future tax amounts, if any, will be dependent upon several factors, including but not limited to the Company's results of operations.

        During the three months ended September 30, 1998, the Company drilled 12 gross and net wells and completed 12 gross (9.5 net) wells with 100% success. This compares with 11 gross (6.5 net) wells drilled and 19 gross (11.5 net) wells completed during the three months ended September 30, 1997.
Current injected water volumes are approximately 9,000 barrels per day.

 RESULTS OF OPERATIONS

         Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

        OPERATING REVENUES

        Oil revenues decreased 28% to $728,000 for the quarter ended September 30, 1998, as compared to $1,011,000 for the same period in 1997, primarily as a result of a 30% decrease in realized oil prices. The decrease was partially offset by a slight increase in production volume compared to the quarter ended September 30, 1997. An increase in production due to development of the Company's acreage in the Uinta Basin was mitigated by producing wells converted to injection, wells shut-in to due to low oil prices, and normal production decline rates.

        Natural gas revenues increased by 44% to $349,000 for the quarter ended September 30, 1998, as compared to $243,000 for the same period in 1997. Gas production volumes increased 22% to 180,936 Mcf compared to the 1997 period and the average gas price rose $.30 to $1.93 per Mcf.

        OPERATING EXPENSES

        Lease operating expense of $443,000 increased $.49 per BOE (12%) and 21% overall for the quarter ended September 30, 1998 compared to the same 1997 period. This was primarily a result of a significant increase in the number of producing and injector wells. Third Quarter 1998 lease operating expense declined on a BOE basis to $4.56 compared to the First and Second Quarters of 1998.

        Depreciation, depletion and amortization expense increased by 7% to $482,000 for the quarter ended September 30, 1998, as compared to $449,000 for the same period in 1997, mirroring increases in production volumes between periods.

        General and administrative expenses increased by 43% to $525,000 for the quarter ended September 30, 1998, as compared to $367,000 for the quarter ended September 30, 1997. From September 1997 through September 1998, field personnel were added as Utah development increased and Raton Basin drilling was initiated. For the same period, additional administrative personnel were hired to manage increased oil and gas operations and the reporting requirements of a public company. Payroll cost increases were partially offset by increased overhead charged for drilling and production operations.

        OTHER INCOME (EXPENSES)

        Interest income, net, for the quarter ended September 30, 1998 increased to $50,000, as compared to $73,000 net expense in the Third Quarter of 1997 primarily as a result of interest earned during 1998 on proceeds from the Offering in October, 1997, compared to net borrowings in the prior period.

 RESULTS OF OPERATIONS

         Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

        OPERATING REVENUES

        Oil revenues of $2,221,000 for the first nine months of 1998 were 19% below oil revenues for the first nine months of 1997. The volume of oil sold increased 18,833 barrels (10%) compared to the same period in 1997 due primarily to development activity in the Antelope Creek Field. However, the Company's average realized oil price declined 26% from $14.97 per barrel in the first nine months of 1997 to $11.01 for the same period in 1998.

        Gas sales volume and price increases resulted in a 26% increase in gas revenues to $949,000 for the first nine months of 1998. Gas volumes in the first nine months of 1998 increased 21% to 473,604 Mcf compared to 391,950 Mcf for the same period in 1997. The average sales price rose 4% to $2.00 compared to $1.93 for the respective 1997 period.

        OPERATING EXPENSES

        Lease operating expenses through September 30, 1998 were $1,480,000, or 23% greater than for the first nine months of 1997. This increase is directly related to increased operations as a result of the Company's development program in the Antelope Creek Field. Lease operating expense increased to $5.27 per BOE for the first nine months of 1998 from $4.86 for the first nine months of 1997. During the first quarter of 1998, 15 oil and gas wells in the Antelope Creek Field were converted from producers to water injection wells. The loss of production due to injector conversions with continuing operating expenses was primarily responsible for the increase in costs per BOE.

        Depreciation, depletion, and amortization expense for the first nine months of 1998 decreased 7% to $1,373,000 compared to $1,469,000 for the first nine months of 1997. This decrease is primarily due to an increase in the reserve base used to calculate the depreciation, depletion, and amortization charge. The increase in the reserve base is the result of successful drilling operations. DD&A charges fell to $4.89 per BOE in 1998 from $5.92 for the same nine months in 1997.

        General and administrative expense increased 68% in the first nine months of 1998 to $1,535,000 compared to $913,000 for the 1997 period. The 1997 results exclude any impact of being a public company, as the Company completed its IPO during the Fourth Quarter of 1997. Geologic, engineering, and administrative costs also increased as a result of increased development activity.

        OTHER INCOME (EXPENSES)

        Net interest income for the first nine months of 1998 was $393,000 compared to net interest expense of $54,000 for the same period in 1997. The Company used debt to fund drilling activities through September 1997. This debt was repaid from IPO funds in October 1997. Interest was earned on the remaining IPO funds in the latter months of 1997 and in 1998.

        Gain on sales of property increased $53,000 to $59,000 for the first nine months of 1998 compared to the first nine months of 1997. One oil lease and additional surplus equipment was sold for a profit in 1998. Several sales of non-strategic oil and gas properties occurred during the 1997 period. The net effect of these 1997 transactions was sales at approximately book value.


LIQUIDITY AND CAPITAL RESOURCES

        CASH FLOW AND WORKING CAPITAL

        Cash used in operating activities was $1,444,000 for the quarter ended September 30, 1998. Accounts receivable increased $1,604,000 due to the timing of payments from a joint interest partner. The Company used cash on hand and a $2 million draw under the Credit Agreement to finance $5,576,000 of capital spending. A total of 12 gross (12 net) wells were drilled and 12 gross (9.5 net) wells were completed and put to production.

        For the first nine months of 1998, $1,801,000 was used in operating activities. Accounts receivable, inventories and prepaid expenses increased and accounts payable and accrued liabilities were reduced. During this nine month period 46 gross (31.5 net) wells were drilled. 43 gross (25 net) wells were completed and 36 gross (18 net) wells were put to production. In the Antelope Creek Field 15 gross (7.5 net) wells were converted to water injection. Total capital expenditures for the first nine months of 1998 were $15,018,000 for drilling, completion, and conversions, as well as field infrastructure and gathering systems, leasehold costs and other capital costs.

        The Company expects to utilize future cash flow from operations, cash on hand and its available borrowing base to continue to develop production and reserves in the Company's Uinta Basin, Raton Basin, and South Texas development properties and for other working capital needs.

        The Company believes that cash flow from operations and availability under the Credit Agreement will be adequate to support its budgeted working capital and capital expenditure requirements for at least the next 12 months.

        CAPITAL EXPENDITURES

        During the remainder of 1998, due to low oil prices, the Company plans to continue developing gas reserves instead of oil. The Company has completed its Antelope Creek Field oil drilling for 1998 of 26 gross (13 net) wells. Well completions and infrastructure costs for waterflood and gas gathering will continue in the final quarter of 1998. The Company expects Antelope Creek Field waterflood response to continue to improve as water injection continues, and as many as 10 gross (5 net) additional wells are converted to injectors during the last three months of the year.

        During the Third Quarter of 1998, the Company drilled 11 gross and net gas wells in the Raton Basin and completed 7 of the wells by the end of the quarter. The Company plans to conclude its Raton Basin 1998 drilling and completion with a total of 24 gross and net wells. Management anticipates these 24 wells will provide a sufficient pilot test for reservoir analysis.

        During the Third Quarter of 1998 the Company attempted three recompletions in existing well bores in the Helen Gohlke Field in Victoria and Dewitt Counties, Texas. These recompletions confirmed the presence of hydrocarbons in paying quantities, but were unsuccessful due to mechanical problems in the old bore holes. The Company plans to drill up to 5 gross (4.5 net) additional wells in the field during the Fourth Quarter to develop the prospective reserves. Additional and deeper targets may be drilled after evaluation of these shallow tests.


        FINANCING

        In September 1997, the Company entered into the Credit Agreement with Chase. The Credit Agreement included a $20.0 million combination credit facility with a two-year revolving credit facility and an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which was set to expire on September 15, 1999, at which time all balances outstanding under Tranche A would have converted to a term loan expiring on September 15, 2002. Additionally, the Credit Agreement contained a separate revolving facility of $2.5 million ("Tranche B"), which was set to expire on March 15, 1999. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement in October 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement was no longer available to the Company. Effective September 30, 1998, the Company amended the Credit Agreement with Chase, (the "Amendment"). The Amendment increased the credit facility to $50.0 million with a two-year revolving credit facility and an original borrowing base of $15.0 million to be redetermined quarterly beginning December 31, 1998. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London interbank offer rate plus a margin determined by the amount outstanding under the facility.

        YEAR 2000 ISSUES

        The Company is aware of the date sensitivity issues associated with the programming code in many existing computer systems and devices with embedded technology. The "Year 2000" problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. The risk is that computer systems will not properly recognize "00" in date sensitive information when the year changes to 2000, which could result in system failures or miscalculations, resulting in the potential disruption of business.

        The management of the Company believes it is appropriately addressing the Company's business and financial risk associated with the Year 2000 issue. In response to the potential impact of the Year 2000 issue on the Company's business and operations, the Company has formed a Year 2000 Team (the "Team"), consisting of members of senior management and the Information Systems Manager. The Team is developing a program around the following major areas:

         o    Information technology and systems

         o    Process controls and embedded technology

         o Third party service and supply providers, customers and governmental entities

        The information technology and systems area is currently in the remediation phase. Activity in this area primarily involves installing and testing software upgrades and service releases supplied by vendors and testing the processing ability of hardware and computer equipment with embedded technology. As of September 30, 1998, the company has completed approximately 85% of the planned work on the business systems, with verification scheduled to be completed by the end of first quarter 1999. Most of these projects have been system replacements conducted in 1996 and 1997 to improve business efficiencies and functionality and have not been undertaken as the sole result of Year 2000 issues. As such, management believes the Year 2000 issues with respect to the Company's information technology and systems can be mitigated without a significant potential effect on the Company's financial position or operations.

        The process controls and embedded technology area is in the assessment phase with approximately 50% in the remediation and verification phases. Field level processors, meters and equipment utilized by the Company are not expected to contain embedded technology such as microprocessors. However, the Company is conducting internal evaluations and holding discussions with suppliers to ensure appropriate measures are taken to minimize the impact to operations caused by any unidentified Year 2000 issues. The Company also relies on non-information technology systems such as telephones, facsimile machines, security systems and other equipment which may have embedded technology such as micro processors, which may or may not be Year 2000 compliant. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations.

        The third-party suppliers, vendors, partners, customers and governmental entities area is currently in the assessment phase. Formal communications have been initiated with the Company's vendors, suppliers, customers and others with whom the Company has significant business relationships. The Company continues to evaluate responses and make additional inquiries as needed. As the Company is in the process of collecting this information from third parties, management cannot currently determine whether third party compliance issues will materially affect its operations. However, the Company is not currently aware of any third party issues that would cause a significant business disruption. Management anticipates a complete evaluation to conclude by the end of the second quarter 1999.

               The total cost of the Company's Year 2000 program is not expected to be material to the Company's financial position. Not including the cost of replacing its information systems between 1996 and 1997, the Company anticipates spending a total of $100,000 during the remainder of 1998 and 1999 for Year 2000 related modifications and testing. Current year expenditures through September for computers and peripheral hardware and software and software support are approximately $157,000. These expenditures were made in the normal course of business and not necessarily for the purpose of resolving Year 2000 problems.

               The company is developing contingency plans in the unlikely event that portions of its Year 2000 program are inadequate. The Company believes that the most likely worst case Year 2000 scenarios are as follows: (i) unanticipated Year 2000 induced failures in information systems could cause a reliance on manual contingency procedures and significantly reduce efficiencies in the performance of certain normal business activities; (ii) slow downs or disruptions in the third party supply chain due to Year 2000 causes could result in operational delays and reduced efficiencies in the performance of certain normal business activities. Manual systems and other procedures are being considered to accommodate significant disruptions that could be caused by system failures. When possible, alternative providers are being identified in the event certain critical suppliers become unable to provide an acceptable level of service to the Company. The Company's contingency plans should be completed by the end of third quarter 1999.

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


                                 PETROGLYPH ENERGY, INC.



                                 By:    /s/ Robert C. Murdock
                                        ----------------------------------------
                                        Robert C. Murdock
                                        President & Chief Executive Officer



                                 By:    /s/ Tim A. Lucas
                                        ----------------------------------------
                                        Tim A. Lucas
                                        Vice President & Chief Financial Officer



 Date:   November 13, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT
------                        -------

 27                 Financial Data Schedule