Form 10-K405
period 1998-12-31
PETROGLYPH ENERGY INC
filed 1999-03-31
CIK 1038052

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

                            -------------------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER: 000-23185

                             PETROGLYPH ENERGY, INC.
             (Exact name of Registrant as Specified in its Charter)


                DELAWARE                                74-2826234
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

            1302 NORTH GRAND
           HUTCHINSON, KANSAS                              67501
(Address of principal executive offices)                 (Zip Code)

                                 (316) 665-8500
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                       WHICH REGISTERED
           -------------------                   ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 1999, the Registrant had outstanding 5,458,333 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 23, 1999, as reported on the Nasdaq National Market, was approximately $4,594,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders to be held on May 26, 1999 are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.


================================================================================

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----

                                                      PART I

     Item 1.      Business...............................................................................1

     Item 2.      Properties.............................................................................7

     Item 3.      Legal Proceedings.....................................................................11

     Item 4.      Submission of Matters to a Vote of Security Holders...................................11

     Executive Officers of the Registrant...............................................................12

                                                      PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.................13

     Item 6.      Selected Financial Data...............................................................14

     Item 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................15

     Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.............................27

     Item 8.      Consolidated Financial Statements and Supplementary Data..............................27

     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................27

                                                     PART III

     Item 10.     Directors and Executive Officers of the Registrant....................................27

     Item 11.     Executive Compensation................................................................28

     Item 12.     Security Ownership of Certain Beneficial Owners and Management........................28

     Item 13.     Certain Relationships and Related Party Transactions..................................28

                                                      PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 10-K......................29

     Glossary of Oil and Natural Gas Terms..............................................................32

     Signatures.........................................................................................35

Index to Consolidated Financial Statements.............................................................F-1

                             PETROGLYPH ENERGY, INC.

                         1998 ANNUAL REPORT ON FORM 10-K

                                     PART I

     As used herein, references to the Company or Petroglyph are to Petroglyph Energy, Inc. and its predecessors and subsidiaries, including Petroglyph Gas Partners, L.P. Certain terms relating to the oil and natural gas industry are defined in "Glossary of Oil and Gas Terms."

ITEM 1.     BUSINESS

OVERVIEW

     Petroglyph is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves. The Company has historically grown oil and natural gas reserves and cash flows through leasehold acquisitions and the subsequent associated development and exploratory drilling. The Company's primary activities are focused in the Uinta Basin in Utah, where it is implementing enhanced oil recovery projects in the Lower Green River formation of the Greater Monument Butte Region. The Company anticipates spending up to $3 million in 1999 in connection with these projects, but has postponed aggressive development in the area until oil prices improve to more favorable levels. Although the Company presently intends to focus on exploitation of the Lower Green River formation, the Company believes that other formations in the Uinta Basin above and below the Lower Green River formation ultimately have the potential to be commercially productive. In addition to its Uinta Basin activities, the Company recently developed a pilot coalbed methane project on its 76,600 gross and net acres in the Raton Basin in Colorado. Management believes the 17 well pilot area will be sufficient to determine the commercial viability of the area. The pilot area is currently producing 23,000 barrels of water per day as the Company attempts to significantly reduce water levels in the coals, in order for the coal to release the associated gas in commercial quantities. In addition, the Company has a 100% working interest in 4,900 net acres in the Helen Gohlke field located within the Wilcox Trend in the Gulf Coast Region of South Texas. The Company is actively drilling shallow gas wells in the area, and plans to spend up to an additional $1.0 million on four gross (3 net) wells on the acreage early in 1999. The Company is also making this non-core property available for sale for the purpose of reducing its level of debt and to improve its ability to respond to potential acquisition opportunities.

     Using an average realized price of $8.04 per barrel for oil and $2.09 per Mcf for gas, as of December 31, 1998, the Company had estimated net proved reserves of approximately 6.4 MMBbls of oil and 15.5 Bcf of natural gas, or an aggregate of 9.0 MMBOE with a PV-10 of $28.3 million. Of the Company's estimated proved reserves, 96% are located in the Uinta Basin. The Company has not included any reserves from its Raton Basin development in proved categories, as the pilot area is in the dewatering process. When commercial quantities of Raton Basin gas are produced, the associated probable reserves will be classified in proved categories. At December 31, 1998, the Company had a total acreage position of approximately 133,000 gross (121,000 net) acres and estimates that it had over 1,000 potential drilling locations based on current spacing, none of which are included in the Company's independent petroleum engineers' estimate of proved reserves.

     The Company's strategy is to increase its reserves, production and cash flow through (i) the development of its drillsite inventory, (ii) the exploitation of its existing reserve base, (iii) the control of operations of its core properties, (iv) the acquisition of additional property interests, and
(v) the development of a strong financial position that affords the Company the financial flexibility to execute its business strategy.

     The Company intends to pursue acquisitions of producing reserves in other U.S. basins where the Company can employ economies of scale, focused operations and operating expertise to give it a competitive advantage in pursuing further consolidation and acquisition opportunities.

     The Company was formed in 1997 for the purpose of becoming the holding company for Petroglyph Gas Partners, L.P. ("PGP"), pursuant to the terms of an exchange agreement dated August 22, 1997. PGP was formed in 1993 and grew primarily through acquisition of oil and natural gas properties and the development of such properties. Under the exchange agreement, effective upon consummation of its initial public offering (the "Offering"), (i) the limited partners of the partnership transferred all of their limited partnership interests to the Company in exchange for an aggregate of 2,607,349 shares of Common Stock and (ii) the stockholders of the general partner of PGP transferred all of the issued and outstanding stock of the general partner to the Company in exchange for an aggregate of 225,984 shares of Common Stock. These transactions are referred to as the "Conversion." As a result of the Conversion, Petroglyph Energy, Inc. owned, directly or indirectly, all the partnership interests in PGP. In November 1997, Petroglyph completed the Offering of 2,625,000 shares, including 125,000 shares subject to the underwriters' over-allotment option, of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $30.5 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Company's Credit Agreement. The balance of the proceeds were utilized to develop production and reserves primarily in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs. Effective June 30, 1998, the Company consolidated PGP and its subsidiaries into the parent company, Petroglyph Energy, Inc. As a result, PGP contributed 100% of its assets to Petroglyph Energy, Inc., and the partnership was dissolved.

     The Company is incorporated in the State of Delaware, its principal executive offices are located at 1302 North Grand, Hutchinson, Kansas 67501 and its telephone number is (316) 665-8500.

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

     In June 1994, the Company entered into a contract to sell its oil production from certain leases of its Utah properties to an industry participant. The price under this contract is agreed upon monthly and is generally based on such purchaser's posted prices. This contract will continue in effect until terminated by either party upon giving proper notice. During the years ended December 31, 1998, 1997 and 1996, the volumes sold under this contract totaled approximately 125 MBbls, 74 MBbls and 61 MBbls, respectively, at an average sales price per Bbl for each year of $9.27, $14.80 and $19.33, respectively.

     In July 1997, the Company entered into a modification of its crude oil sales contract to sell its black wax crude oil production from the Antelope Creek field to a major oil company at a price equal to posting, less an agreed upon adjustment to cover handling and gathering costs. This contract will continue in effect until terminated by either party upon giving proper notice. For the years ended December 31, 1998 and 1997, the Company sold 38 MBbls and 70 MBbls, respectively, under this contract at an average price of $9.04 and $16.58 per Bbl, respectively.

     In June 1997, the Company entered into a crude oil contract to sell black wax production from certain of its oil tank batteries in the Antelope Creek Field in Utah to a refinery. This contract expired May 31, 1998 and called for the Company to receive a price equal to the current month NYMEX closing price for sweet crude, averaged over the month in which the crude is sold, less an agreed upon adjustment. Volumes sold under this contract totaled 25 MBbls and 73 MBbls at an average price of $12.88 and $14.50 for the year ended December 31, 1998 and 1997, respectively.

TRANSPORTATION COMMITMENTS

     In July 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately 37 miles of 10-inch steel pipeline from near Trinidad, Colorado to the Company's Raton Basin coalbed methane development area approximately six miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999 with a delivery capacity of approximately 50 MMcf per day and will provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company has committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity beginning February 1, 1999, and ending

January 31, 2009. The commitment begins at a minimum volume of 2,000 Mcf per day and increases by 1,000 Mcf per day after each three-month period, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period, the Company has the option to increase the minimum volume or eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less credit applied for the Company's Raton Basin commercial gas production up to 16,000 Mcf per day. This cost could be applied as a credit to transportation elsewhere on CIG's system. The Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates.

HEDGING ACTIVITIES

     The Company has historically used various financial instruments such as collars, swaps and futures contracts to manage its price risk for a portion of the Company's crude oil and natural gas production. Monthly settlements on these financial instruments are typically based on differences between the fixed prices specified in the instruments and the settlement price of certain future contracts quoted on the NYMEX or certain other indices. The instruments used by the Company for oil hedges have not contained a contractual obligation which requires the future physical delivery of the hedged products. While use of these hedging arrangements limits the downside risk of price declines, such arrangements also limit the benefits which may be derived from price increases.

     Approximately 159 MBbls and 72 MBbls of the Company's expected oil production through December 31, 1999 and 2000, respectively, was subject to collars at December 31, 1998 with NYMEX floor prices of $17.00 and $14.00 and ceiling prices of $22.00 and $16.00 based on 1999 and 2000 NYMEX pricing, respectively. During March 1999, the Company liquidated the hedge contract covering 72 MBbls in the year 2000 for approximately $16,000.

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

ACQUISITIONS

     The Company expects that it will evaluate and may pursue from time to time acquisitions in the Uinta Basin, the Raton Basin and in other areas that provide investment opportunities for the addition of production and reserves and that meet the Company's selection criteria. The successful acquisition of producing properties and undeveloped acreage requires an assessment of recoverable reserves, future oil and natural gas prices, capital and operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. The Company may be required to assume preclosing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis.

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

     Federal Regulation of Natural Gas. The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980's, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city- gate sales services such pipelines previously performed. One of FERC's purposes in issuing the order was to increase competition within all phases of the natural gas industry. The United States Court of Appeals for the District of Columbia Circuit largely upheld Order 636 and the Supreme Court has declined to hear the appeal from that decision. Proceedings on remanded issues are currently ongoing at FERC. In addition, numerous parties have filed for review of Order 636 as well as orders in individual pipeline restructuring proceedings. Because these orders may be modified as a result of the appeals, it is difficult to predict the ultimate impact of the orders on the Company and its natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

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

     Bureau of Indian Affairs. A substantial part of the Company's producing properties in the Uinta Basin are operated under oil and natural gas leases issued by the Ute Indian Tribe, which is under the supervision of the Bureau of Indian Affairs. These activities must comply with rules and orders that regulate aspects of the oil and natural gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the Ute Indian Tribe. Operations on Ute Indian tribal lands must also comply with significant restrictive requirements of the governing body of the Ute Indians. For example, such leases typically require the operator to obtain an environmental impact statement based on planned drilling activity. To the extent an operator wishes to drill additional wells, it will be required to obtain a new assessment. In addition, leases with the Ute Indian Tribe require that the operator agree to protect certain archeological and ancestral ruins located on the acreage.

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

TITLE TO PROPERTIES

     The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and natural gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The Company's Credit Agreement is secured by substantially all the Company's oil and natural gas properties. Presently, the Company keeps in force its leaseholds for 20% of its net acreage by virtue of production on that acreage in paying quantities. The remaining acreage is held by lease rentals and similar provisions and requires established production in paying quantities prior to expiration of various time periods to avoid lease termination.

OTHER FACILITIES

     The Company currently leases approximately 8,000 square feet of office space in Hutchinson, Kansas, where its principal offices are located. The lease has a remaining term of approximately two years, expiring May 2001, at which time the Company has the option to renew the lease or acquire the property. The Company also leases a 3,300 square foot office building through Hutch Realty LLC, an affiliate of the Company. This building is currently held for sale.

EMPLOYEES

     As of December 31, 1998, the Company had 47 full-time employees, none of whom is represented by any labor union. Included in the total were 16 corporate employees located in the Company's office in Hutchinson, Kansas. The Company considers its relations with its employees to be good.

ITEM 2.     PROPERTIES

GENERAL

     The Company's primary producing properties are located in the Uinta Basin in Utah, where it is implementing enhanced oil recovery projects in the Lower Green River formation of the Greater Monument Butte Region. The Company's enhanced oil recovery development strategy utilizes waterflood techniques designed to rebuild and maintain reservoir pressure. Waterflooding involves the injection of water into a reservoir forcing oil through the formation toward producing wells within the development area and driving free natural gas in the reservoir back into oil solution, creating greater pressure within the reservoir and making oil more mobile.

     Since July 1997, the Company has acquired 76,600 gross and net acres in the Raton Basin in Colorado where it has developed a pilot area consisting of 17 completed wells for the production of coalbed methane gas. Coalbed methane gas production is similar to traditional natural gas production in terms of the physical producing facilities and the product produced. Coalbed methane wells are drilled and completed in a manner similar to traditional natural gas wells, but development relies upon the release of coalbed methane as pressure is reduced in the reservoir due to water removal. Upon the drilling and completion of the pilot area, the Company determined that significant volumes of water would be required to be removed to reduce reservoir pressures to a level conducive to methane gas production. Currently, the Company is removing water at a rate of 23,000 barrels per day. The Company intends to maximize the water withdrawal rate in order to accelerate the potential for commercial quantities of methane gas production in 1999. When several of the seventeen wells have achieved minimum commercial production levels of gas, the Company will evaluate additional development within the field. The Company is interested in selling up to a 50% working interest in its Raton Basin assets if a favorable offer can be obtained.

     The Company has a 100% working interest in 4,900 net acres in the Helen Gohlke field located within the Wilcox Trend in the Gulf Coast Region of South Texas. The Company is actively drilling shallow gas wells in the area, and plans to spend up to an additional $1.0 million on four gross (3 net) wells on the acreage early in 1999. The Company is also making this non-core property available for sale. Proceeds from such sale are expected to be utilized to reduce debt and to improve the Company's ability to respond to potential acquisition opportunities.

OIL AND NATURAL GAS RESERVES

     The following table summarizes the estimates of the Company's estimated historical net proved reserves of oil and natural gas as of December 31, 1998, 1997 and 1996:


                                                                      AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                                  1998                        1997                        1996
                                        -----------------------     -----------------------      ---------------------
                                                       NATURAL                     NATURAL                     NATURAL
                                          OIL           GAS            OIL          GAS           OIL           GAS
                                         (MBBLS)       (MMCF)        (MBBLS)       (MMCF)        (MBBLS)       (MMCF)
                                        ---------     ---------     ---------     ---------      --------      --------
Proved developed:
     Utah...........................        5,260        10,686         4,620         9,202           568         1,600
     Other..........................           60         1,984           122         1,637           297         1,410
                                        ---------     ---------     ---------     ---------      --------      --------
            Total...................        5,320        12,670         4,742        10,839           865         3,010
                                         --------      --------      --------      --------      --------      --------
Proved undeveloped:
     Utah...........................        1,107         2,822         4,714         9,856         5,262        15,802
                                         --------     ---------      --------     ---------      --------       -------
            Total...................        1,107         2,822         4,714         9,856         5,262        15,802
                                         --------     ---------      --------     ---------      --------       -------
            Total proved............        6,427        15,492         9,456        20,695         6,127        18,812
                                         ========      ========      ========      ========      ========       =======

     The following table sets forth the future net cash flows from the Company's estimated proved reserves:


                                                                                     AS OF DECEMBER 31,
                                                                           ----------------------------------
                                                                             1998         1997         1996
                                                                           --------     --------     --------
                                                                                     (IN THOUSANDS)
Future net cash flow before income taxes:
     Utah ............................................................     $ 49,992     $ 96,768     $117,101
     Other ...........................................................        2,368        2,469        6,699
                                                                           --------     --------     --------
            Total ....................................................     $ 52,360     $ 99,237     $123,800
                                                                           ========     ========     ========
Future net cash flow before income taxes, discounted at 10%:
     Utah ............................................................     $ 26,581     $ 41,631     $ 59,447
     Other ...........................................................        1,727        1,798        4,656
                                                                           --------     --------     --------
            Total ....................................................     $ 28,308     $ 43,429     $ 64,103
                                                                           ========     ========     ========

     The reserve estimates for 1998 and 1997 were prepared by Lee Keeling and Associates Inc., the Company's independent petroleum engineers. The reserve estimates reflected above for 1996 were prepared by the Company.

     The Company has not included any reserves from its Raton Basin development in proved categories, as the pilot area is in the dewatering process. When commercial quantities of Raton Basin gas are produced, the associated probable reserves will be classified in proved categories.

     In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net revenues are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this report are only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. In addition, the Company's use of enhanced oil recovery techniques requires greater development expenditures than traditional development strategies. The Company expects to drill a number of wells utilizing waterflood technology in the future. The Company's waterflood program involves greater risk of mechanical problems than conventional development programs. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. The Company's estimated proved reserves have not been filed with or included in reports to any federal agency during the fiscal year ended December 31, 1998.

EXPLORATION AND DEVELOPMENT ACTIVITIES

     The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated. At December 31, 1998, the Company was waiting to complete six gross and net Raton Basin wells as producers.


                                                  YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------
                                       1998                1997                 1996
                                 ----------------    --------------       -----------------
                                 GROSS       NET     GROSS      NET       GROSS         NET
                                 -----       ---     -----      ---       -----         ---
Exploratory:
     Oil .....................      1        1.0        2        2.0        --            --
     Natural gas .............      5        5.0        2        1.0        --            --
     Nonproductive ...........      1        1.0       --         --        --            --
                                 ----      -----      ---      -----      ----         -----
            Total ............      7        7.0        4        3.0        --            --
                                 ====      =====      ===      =====      ====         =====
Development:
     Oil .....................     26       13.0       52       26.0        38          19.0
     Natural gas .............     20       19.0       --         --        --            --
     Nonproductive ...........      1        1.0       --         --        --            --
                                 ----      -----      ---      -----      ----         -----
            Total ............     47       33.0       52       26.0        38          19.0
                                 ====      =====      ===      =====      ====         =====
Total:
     Productive ..............     52       38.0       56       29.0        38          19.0
     Nonproductive ...........      2        2.0       --         --          --          --
                                 ----      -----      ---      -----      ----         -----
     Total ...................     54       40.0       56       29.0        38          19.0
                                 ====      =====      ===      =====      ====         =====

     Based on the Company's drilling results to date, the Company believes that the nature of the geology in the Lower Green River formation in the Greater Monument Butte Region is characterized by the presence of hydrocarbons throughout the region and, as a consequence, the distinction between exploratory and development wells in this region is not as important as it is in other oil and natural gas producing areas.

     The Company does not own any drilling rigs; therefore, all of its drilling activities are conducted by independent contractors under standard drilling contracts.

PRODUCTIVE WELL SUMMARY

     The following table sets forth the Company's ownership interest as of December 31, 1998 in productive oil and natural gas wells in the development areas indicated.


                                                          OIL                  NATURAL GAS                 TOTAL
                                                 --------------------      -------------------      -------------------
AREA                                              GROSS        NET          GROSS        NET        GROSS        NET
                                                 --------    --------      -------     -------      ------     --------
Utah:
     Antelope Creek Field...................           94        47.0           --          --          94         47.0
     Duchesne Field.........................            3         3.0           --          --           3          3.0
     Natural Buttes Extension...............           --          --            2         1.5           2          1.5
                                                 --------    --------      -------     -------      ------     --------
            Total...........................           97        50.0            2         1.5          99         51.5
Colorado....................................           --          --           17        17.0          17         17.0
Other.......................................            3         3.0            4         2.0           7          5.0
                                                 --------    --------      -------     -------      ------     --------
            Total...........................          100        53.0           23        20.5         123         73.5
                                                 ========    ========      =======     =======      ======     ========

     In addition, as of December 31, 1998, the Company had 37 gross (18.5 net) active water injection wells on its acreage in the Uinta Basin.

VOLUMES, PRICES AND PRODUCTION COSTS

     The following table sets forth the production volumes, average sales prices and average production costs associated with the Company's sale of oil and natural gas for the period indicated.


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------
                                                                                        1998        1997         1996
                                                                                     ----------   ---------    ---------
Net production (1):
     Oil (Bbls).................................................................        261,817     251,631      262,910
     Natural gas (Mcf)..........................................................        679,992     537,466      553,770
     Oil equivalent (BOE).......................................................        375,149     341,209      355,205
Average sales price (2):
     Oil (per Bbl):
         Utah (3)...............................................................     $    11.01   $   14.37    $   15.82
         Other..................................................................          12.95       18.94        20.35
         Weighted average (4)...................................................          11.12       14.84        16.96
     Natural gas (per Mcf):
         Utah...................................................................     $     2.12   $    1.91    $    1.64
         Other..................................................................           1.75        2.37         1.96
         Weighted average.......................................................           2.01        1.99         1.80
Average lease operating expenses including production and property taxes (per BOE):
     Utah.......................................................................     $     5.06   $    3.67    $    5.21
     Other......................................................................          10.02       15.08        11.99
     Weighted average...........................................................           5.72        5.09         7.37


(1) The Company's 1997 oil and gas production volumes include the effect of the sale of a 50% interest in its Antelope Creek properties in June 1996 and the sale of certain non-strategic properties in late 1996 and early 1997.
(2)  Before deduction of property taxes.
(3) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average Uinta Basin sales price per Bbl of oil received by the Company was $9.44, $15.12, and $20.18 for the years ended December 31, 1998, 1997 and 1996, respectively.
(4) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $9.65, $15.52 and $20.22 for the years ended December 31, 1998, 1997 and 1996, respectively.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

     The following table sets forth the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.


                                                        YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                1998            1997            1996
                                             -----------     -----------     -----------
Acquisition costs:
     Unproved properties ...............     $ 7,141,142     $ 1,721,636     $   490,487
     Proved properties .................          42,533         147,387              --
Development costs ......................      10,123,616      10,003,468       6,983,715
Exploration costs ......................         192,526              --              --
Improved recovery costs ................              --         895,317         327,027
                                             -----------     -----------     -----------
         Total .........................     $17,499,817     $12,767,808     $ 7,801,229
                                             ===========     ===========     ===========


ACREAGE

     The following table sets forth, as of December 31, 1998, the gross and net acres of developed and undeveloped oil and natural gas leases which the Company holds or has the right to acquire.


                                                      DEVELOPED               UNDEVELOPED                 TOTAL
                                                ---------------------     --------------------    ---------------------
AREA                                              GROSS        NET         GROSS        NET        GROSS         NET
                                                ---------   ---------     --------    --------    --------     --------
Utah:
     Antelope Creek Field...................        6,560       3,280       14,137       6,126      20,697        9,406
     Duchesne Field.........................        1,400       1,067       13,215      12,482      14,615       13,549
     Natural Buttes Extension...............          360         360       15,336      15,336      15,696       15,696
                                                ---------   ---------     --------    --------    --------     --------
         Total..............................        8,320       4,707       42,688      33,944      51,008       38,651
                                                ---------   ---------     --------    --------    --------     --------
Colorado....................................          950         950       75,647      75,647      76,597       76,597
Other.......................................        5,210       4,900          441         441       5,651        5,341
                                                ---------   ---------     --------    --------    --------     --------
         Total..............................       14,480      10,557      118,776     110,032     133,256      120,589
                                                =========   =========     ========    ========    ========     ========


ITEM 3.     LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of the Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1998:


     NAME                               AGE               POSITION
     ----                               ---               --------
Robert C. Murdock....................    41    President, Chief Executive Officer and Chairman of the Board
Robert A. Christensen................    52    Executive Vice President, Chief Technical Officer and Director
S. "Ken" Smith.......................    56    Executive Vice President, Chief Operating Officer and Secretary
Tim A. Lucas.........................    34    Vice President, Chief Financial Officer and Treasurer

     Set forth below is a description of the backgrounds of each executive officer of the Company, including employment history for at least the last five years.

     Robert C. Murdock has served as President, Chief Executive Officer and Chairman of the Board of the Company since its inception in April 1993. From 1985 until the formation of the Company, Mr. Murdock was President of GasTrak Holdings, Inc., a natural gas gathering and marketing company. From 1982 to 1985, Mr. Murdock held various staff and management positions with Panhandle Eastern Pipe Line Company, where he was responsible for the development and implementation of special marketing programs, natural gas supply acquisitions, natural gas supply planning and forecasting, and for developing computer management systems for natural gas contract administration.

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

     S. "Ken" Smith has served as Executive Vice President and Chief Operating Officer of the Company since January 1994 and Secretary of the Company since April 1997, and was responsible for accounting, financial planning and budgeting through December 1995. Currently Mr. Smith serves as President of Petroglyph Operating Company. From June 1992 through 1993, Mr. Smith was a principal and treasurer of TKS Consulting, where he performed economic and financial analysis, as well as served as an expert witness in state and federal court and regulatory agency hearings. From February 1986 to May 1992, Mr. Smith served as Vice President of Finance for Gage Corporation, a natural gas development and processing company. From August 1982 to July 1985, Mr. Smith was Treasurer and Controller for Sparkman Energy Corporation. Mr. Smith is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Texas and Oklahoma Societies of Certified Public Accountants.

     Tim A. Lucas has served as Vice President, Chief Financial Officer and Treasurer of the Company since July 1997. From August 1994 until joining the Company in 1997, Mr. Lucas served as Senior Financial Manager for Cross Oil Refining & Marketing, Inc., where he was responsible for all financial matters of the Company. From June 1989 to July 1994, Mr. Lucas worked in the audit division of Arthur Andersen LLP. Mr. Lucas received his BBA in Accounting from the University of Oklahoma and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Oklahoma Society of Certified Public Accountants.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Company's common stock has been publicly traded on the Nasdaq National Market (Nasdaq) under the symbol "PGEI" since the Company's initial public offering effective October 20, 1997.

     The following table sets forth the high and low closing sales prices for Petroglyph common stock as reported by Nasdaq for the periods indicated.


                                                          High               Low
                                                          ----               ---
1997:
October 20 to December 31                               $ 13.625           $  7.25

1998:
Quarter Ended March 31                                      9.75             7.375
Quarter Ended June 30                                      8.625              7.00
Quarter Ended September 30                                  7.75             5.125
Quarter Ended December 31                                  6.125             2.875

1999:
Quarter Ended March 31                                      4.00              1.75
(through March 23)


     As of March 23, 1999, the Company estimates that there were more than 900 stockholders (including brokerage firms and other nominees) of the Company's common stock.

     No dividends have been declared or paid on the Company's common stock to date. For the foreseeable future, the Company intends to retain any earnings for the development of its business.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included in "Item 8. Consolidated Financial Statements and Supplementary Data."


                                                                                      YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                   1998          1997          1996          1995          1994
                                                                 --------      --------      --------      --------      --------
                                                                   (in thousands, except per share amounts and operating data)
STATEMENT OF OPERATIONS DATA:
   Operating revenues:
       Oil sales ...........................................     $  2,912      $  3,735      $  4,459      $  3,217      $  1,644
       Natural gas sales ...................................        1,366         1,070           999         1,016           796
       Other ...............................................          190            61            --            36            45
                                                                 --------      --------      --------      --------      --------
           Total operating revenues ........................        4,468         4,866         5,458         4,269         2,485
                                                                 --------      --------      --------      --------      --------
   Operating expenses:
       Lease operating .....................................        1,927         1,560         2,369         2,260         1,601
       Production taxes ....................................          218           179           249           188            89
       Exploration costs ...................................          193            --            69           376            70
       Depreciation, depletion and amortization ............        1,866         1,852         2,806         2,302         1,977
       Impairments .........................................        4,848            --            --           109            --
       General and administrative ..........................        2,129         1,300           902         1,064           956
                                                                 --------      --------      --------      --------      --------
           Total operating expenses ........................       11,181         4,891         6,395         6,299         4,693
                                                                 --------      --------      --------      --------      --------
   Operating loss ..........................................       (6,713)          (25)         (937)       (2,030)       (2,208)
   Other income (expenses):
       Interest income (expense), net ......................          407           114            40          (216)          (93)
       Gain (loss) on sales of property and
           equipment, net ..................................           59            12         1,384          (138)           44
                                                                 --------      --------      --------      --------      --------
   Net income (loss) before income taxes ...................       (6,247)          101           487        (2,384)       (2,257)
   Income tax benefit (expense) (1) ........................        2,062        (2,514)         (190)           --            --
                                                                 --------      --------      --------      --------      --------
   Net income (loss) .......................................     $ (4,185)     $ (2,413)     $    297      $ (2,384)     $ (2,257)
                                                                 ========      ========      ========      ========      ========
Supplemental earnings (loss) per
   common share (2) ........................................     $   (.77)     $   (.73)     $    .11      $   (.84)     $   (.80)
STATEMENT OF CASH FLOWS DATA:
   Net cash provided by (used in):
       Operating activities ................................     $ (1,467)     $  1,633      $  4,129      $    347      $    (67)
       Investing activities ................................      (20,535)      (15,514)          303        (9,580)       (8,131)
       Financing activities ................................        7,331        28,982        (3,930)       10,049         8,119
OTHER FINANCIAL DATA:
   Capital expenditures ....................................     $ 20,623      $ 16,260      $  8,665      $ 10,443      $  8,277
   Adjusted EBITDA (3) .....................................          253         1,839         3,322           619          (117)
   Operating cash flow (4) .................................          601         1,896         2,024           608          (233)
BALANCE SHEET DATA:
   Cash and cash equivalents ...............................     $  2,008      $ 16,679      $  1,578      $  1,075      $    258
   Working capital .........................................        1,952        14,873          (541)        1,133           113
   Total assets ............................................       46,035        46,714        17,470        17,598         9,685
   Total long-term debt ....................................        7,500            --            52         3,900         1,800
   Total stockholders' equity ..............................       35,312        39,498        12,695        12,207         6,592


(1) Tax information for 1996 is shown as pro forma to reflect income tax expense as if Partnership income were subject to federal income tax.
(2) Weighted average common shares outstanding used in the calculation of earnings (loss) per common share for each of the five years ended December 31, 1998 were 5,458,333 for 1998, 3,326,826 for 1997 and 2,833,333 (pro
     forma) shares for 1996, 1995 and 1994.

(3) Adjusted EBITDA (as used herein) is calculated by adding interest, income taxes, depreciation, depletion and amortization, impairments and exploration costs to net income (loss). Interest includes interest expense accrued and amortization of deferred financing costs. The Company did not incur impairment expense for any period reported except for $4,848,000 for the year ended December 31, 1998 and $109,000 for the year ended December 31, 1995. Exploration costs were $193,000, zero, $69,000, $376,000 and
     $70,000 for each of the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Adjusted EBITDA is presented not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt. Adjusted EBITDA is not intended to represent cash flows for the period; nor has it been presented as an alternative to net income (loss) or operating income (loss); nor as an indicator of the Company's financial or operating performance. Management believes that Adjusted EBITDA provides supplemental information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. Management monitors trends in Adjusted EBITDA, as well as the trends in revenues and net income (loss), to aid it in managing its business. Adjusted EBITDA should not be considered in isolation, as a substitute for measures of performance prepared in accordance with generally accepted accounting principles or as being comparable to other similarly titled measures of other companies, which are not necessarily calculated in the same manner. (4) Operating cash flow is defined as net income plus adjustments to net income to arrive at net cash provided by operating activities before changes in working capital.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following table sets forth certain operating data of the Company for the periods presented:


                                                                                        YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                1998            1997            1996
                                                                              ---------       ---------       ---------
PRODUCTION DATA(1):
   Oil (Bbls)..........................................................         261,817         251,631         262,910
   Natural Gas (Mcf)...................................................         679,992         537,466         553,770
       Total (BOE).....................................................         375,149         341,209         355,205
AVERAGE SALES PRICE PER UNIT(2):
   Oil (per Bbl)(3)....................................................       $   11.12       $   14.84       $   16.96
   Natural Gas (per Mcf)...............................................            2.01            1.99            1.80
   BOE.................................................................           11.40           14.08           15.36
COSTS PER BOE:
   Lease operating expense.............................................       $    5.14       $    4.57       $    6.67
   Production and property taxes.......................................            0.58             .52            0.70
   General and administrative..........................................            5.67            3.81            2.54
   Depreciation, depletion and amortization............................            4.97            5.43            7.90
   Average finding costs(4)............................................            0.85            3.00            2.86

--------------------

(1) The Company's 1997 oil and gas production volumes include the effect of the sale of a 50% interest in its Antelope Creek properties in June 1996 and the sale of certain non-strategic properties in late 1996 and early 1997.
(2)  Before deduction of production taxes.
(3) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $9.65, $15.52 and $20.22 for the years ended December 31, 1998, 1997 and 1996, respectively.
(4) The calculation of average finding costs for the years ended December 31, 1997 and 1996 includes a change in future development costs of $2.7 million and $16.5 million, respectively. Average finding cost per BOE excluding these amounts were $2.37 and $.85 for the years ended December 31, 1997 and 1996, respectively. The calculation of average finding cost for the year ended December 31, 1998 includes a reduction in future development costs of $13.3 million as a result of a decline in the Company's proved undeveloped reserves due to low year-end oil prices. 1998 average finding cost excluding future development cost is not meaningful.

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

RESULTS OF OPERATIONS

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     OPERATING REVENUES

     Oil revenues decreased by $823,000 (22%) to $2,912,000 for the year ended December 31, 1998 as compared to $3,735,000 for 1997 primarily as a result of a $3.72 (25%) decline in average oil sales prices from $14.84 per Bbl in 1997 to $11.12 in 1998. The average oil sales price of $11.12 per Bbl includes the effects of a crude oil hedge gain of $386,000. The Company's average oil sales price for the year ended December 31, 1998, excluding the effects of the hedge gain, was $9.65 per Bbl.

     Natural gas revenues increased by $296,000 (28%) to $1,366,000 for the year ended December 31, 1998 as compared to $1,070,000 for 1997 primarily as a result of an increase in the gas sales volumes of 143,000 Mcf (27%). The increase in gas sales volumes is attributable to successful drilling activities in Utah and Texas during the year, offset by normal production declines on existing wells.

     OPERATING EXPENSES

     Lease operating expenses increased $367,000 (24%) to $1,927,000 for the year ended December 31, 1998 as compared to $1,560,000 for the year ended December 31, 1997. This increase is a result of an increase in the average number of operated wells and facilities between 1997 and 1998, a 10% increase in allowable overhead charges per well, and an increase in expensed remediation charges from unsuccessful workovers on the Company's Texas properties. In addition, the Company's lease operating expenses on a per BOE basis increased by $0.57 (12%) to $5.14 per BOE during 1998 as compared to $4.57 per BOE for 1997 as a result of the overhead increases and remediation charges mentioned above.

     Depreciation, depletion and amortization expense declined $0.46 (8%) on a per BOE basis to $4.97 for the year ended December 31, 1998, as compared to $5.43 for the year ended December 31, 1997. The decline is a result of increasing reserves in proved developed categories between periods.

     Exploration costs increased to $193,000 for the year ended December 31, 1998 from zero for the year ended December 31, 1997, as two exploratory wells drilled during the year, one in the Raton Basin and one on the Company's Texas acreage, were plugged and abandoned. This compares to 1997 when all of the Company's exploratory drilling activities were successful and no geological and geophysical work was performed.

     General and administrative expenses increased by $829,000 (64%) to $2,129,000 for the year ended December 31, 1998, as compared to $1,300,000 for the year ended December 31, 1997. This increase was the result of an increase in engineering, geological and administrative staff as the Company prepared for increased development activity and increased accounting staff necessary to meet the reporting requirements associated with being a public company. The increase was enhanced by severance and related items incurred in the fourth quarter of 1998 as the Company implemented staff reductions brought on by reduced drilling activity and low commodity prices.

     OTHER INCOME (EXPENSES)

     Interest income (expense) net, for the year ended December 31, 1998, increased $293,000 to $407,000 as compared to $114,000 for the year ended December 31, 1997 primarily as a result of increased interest earned on the invested proceeds from the Offering.

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

     OPERATING EXPENSES

     Lease operating expenses decreased by 34% to $1,560,000 for the year ended December 31, 1997, as compared to $2,369,000 for 1996 primarily as a result of the sale of a 50% interest in the Company's Utah properties in June 1996 and the sale of certain other non-strategic oil and natural gas properties between the third quarter of 1996 and the first quarter of 1997, partially offset by an increase in the number of producing wells in which the Company has an interest due to the aggressive drilling program on the Company's Utah properties, which began in the second half of 1996. In addition, the Company's lease operating expenses on a per BOE basis declined by 31% to $4.57 per BOE during 1997 as compared to $6.67 per BOE for 1996. This decline in lease operating expenses per BOE is due to the benefits of improved economies of scale from increasing production volumes from the Utah properties and the Company's continued focus on reduction of operating costs through improved efficiencies. This decline was partially offset by a significant increase in per BOE production costs of the Company's non-Utah properties due to several workovers performed during 1997.

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

     INCOME TAX EXPENSE

     Income tax expense increased for the year ended December 31, 1997 to $2,514,000 as compared to the pro forma amount of $190,000 for the same period in 1996. This increase is due to the impact of a one-time, non-cash charge associated with the adoption of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 required that the net deferred tax liabilities of the Company on the date of the Conversion be recognized as a component of income tax expense. The Company recognized $2,475,000 in net deferred tax liabilities and income tax expense on the date of the Conversion.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Expenditures

     The Company requires capital primarily for the exploration, development and acquisition of oil and natural gas properties, the repayment of indebtedness and general working capital purposes.

     The following table sets forth costs incurred by the Company in its exploration, development and acquisition activities during the periods indicated.


                                                       YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                1998            1997            1996
                                             -----------     -----------     -----------
Acquisition costs:
       Unproved properties .............     $ 7,141,142     $ 1,721,636     $   490,487
       Proved properties ...............          42,533         147,387              --
Development costs ......................      10,123,616      10,003,468       6,983,715
Exploration costs ......................         192,526              --              --
Improved recovery costs ................              --         895,317         327,027
                                             -----------     -----------     -----------
Total ..................................     $17,499,817     $12,767,808     $ 7,801,229
                                             ===========     ===========     ===========

     Due to continued low oil prices, in the second quarter of 1998, the Company shifted its focus from developing its Uinta Basin oil reserves to drilling and exploiting its Raton Basin methane gas properties. The Company's 1999 waterflood development plans in the Uinta Basin are limited by low oil prices and the resulting cash flow constraints to maximizing injected water volumes through a series of injector well conversions. The Company does not anticipate drilling new producing wells in the Uinta Basin in 1999, but rather intends to convert up to 17 gross (8.5 net) wells at a projected cost of up to $1.5 million, in order to enhance injected water rates and reduce the time required to repressurize the reservoir on a field-wide basis. Additionally, the Company plans to aggressively withdraw water from 17 pilot coalbed methane wells in the Raton Basin. If the dewatering process is successful in reducing water levels and pressures within the reservoir to the point where commercial quantities of gas are produced from several wells within the pilot area, the Company intends to drill up to 10 additional wells in 1999 at an estimated cost of up to $2.5 million. Finally, in cooperation with an industry partner, the Company plans to drill at least four gross (3 net) wells in Victoria and DeWitt Counties in South Texas.

     The funding of additional capital expenditures beyond the first quarter of 1999 will be dependent upon the Company's ability to realize proceeds from future asset sales and increased operating cash flow, whether as result of successful operations in the Raton Basin, improvements in prevailing commodity prices or otherwise. While the Company anticipates receiving funds from these sources during 1999, to the extent such funds are not available in the amounts or at the times needed, additional 1999 capital expenditures will likely be curtailed and the Company may be required to take further measures to reduce the size and scope of its business.

     Cash Flow and Working Capital

     Cash used in operating activities was $1,467,000 for the year ended December 31, 1998. The Company used cash on hand, proceeds from sales of property and equipment of $88,000, draws on its revolving line of credit of $7,500,000 and the remaining Offering proceeds to finance $20,623,000 of capital spending to drill 40 and complete 36.5 net wells, convert 15 gross (7.5 net) wells to injector status, acquire additional undeveloped acreage and build a gas gathering and water distribution system in the Raton Basin.

     Cash provided by operating activities was $1,633,000 for the year ended December 31, 1997. The Company used cash on hand, proceeds from sales of property and equipment of $746,000, draws on its revolving line of credit of $10,000,000 and a portion of the Offering proceeds to finance $16,260,000 of capital spending to drill and complete 29 net wells, acquire the Raton Basin acreage and pipeline and complete the water distribution system in the Company's Antelope Creek Field. Additionally, the Company incurred $1,485,000 in organization and financing costs associated with the Offering and renewing the Credit Agreement. During the fourth quarter of 1997, the Company completed its initial public offering of 2,625,000 shares of common stock at $12.50 per share, including 125,000 shares of the underwriters' over-allotment option, resulting in net proceeds to the Company of $30,516,000. Approximately $10,000,000 of the net proceeds were used to eliminate all outstanding amounts under the Credit Agreement. As a result of this activity, the Company's working capital increased from a deficit of ($541,000) to a positive of $14,872,000. The balance of the proceeds was utilized to develop production and reserves in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs.

     The Company believes that cash on hand, proceeds from future asset sales, revenues and availability under the Credit Agreement, if any, will be adequate to support its budgeted working capital and capital expenditure requirements for at least the next 12 months. The Company anticipates that proceeds from sales of assets will provide additional capital to fund its debt reduction plans and position the Company to better take advantage of acquisition opportunities and fund its discretionary capital budget. The Company believes that after 1999 it will require a combination of additional financing and cash flow from operations to implement its future development plans. The Company currently does not have any arrangements with respect to, or sources of, additional financing other than the Credit Agreement, and there can be no assurance that any additional financing will be available to the Company on acceptable terms, if at all. In the event sufficient capital is not available, the Company may be unable to develop its Uinta Basin and Raton Basin properties in accordance with its planned schedule.

     Financing

     In September 1997, the Company entered into the Amended and Restated Loan Agreement with the Chase Manhattan Bank ("Chase"), (as amended, the "Credit Agreement"). The Credit Agreement included a $20.0 million combination credit facility with a two-year revolving credit facility and an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which was set to expire on September 15, 1999, at which time all balances outstanding under Tranche A would have converted to a term loan expiring on September 15, 2002. Additionally, the Credit Agreement contained a separate revolving facility of $2.5 million ("Tranche B"), which was set to expire on March 15, 1999. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement in October, 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement was no longer available to the Company. Effective September 30, 1998, the Company amended the Credit Agreement with Chase, (the "Amendment"). The Amendment increased the credit facility to $50.0 million with a two-year revolving credit facility and an original borrowing base of $15.0 million to be redetermined quarterly beginning December 31, 1998. The next scheduled borrowing base redetermination date is March 31, 1999. Because of historically low crude oil prices, management expects the borrowing base amount available under the Credit Agreement will decline from the current level of $15.0 million. Although the borrowing base amount ultimately determined by Chase is outside of the Company's control, management believes the borrowing base amount will not be reduced below the current outstanding balance of $8.5 million. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate plus a margin determined by the amount outstanding under the facility.

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

HEDGING TRANSACTIONS

     The Company has historically entered into hedging contracts of various types in an attempt to manage price risk with regard to a portion of the Company's crude and natural gas production. While use of these hedging arrangements limit the downside risk of price declines, such arrangements may also limit the benefits which may be derived from price increases.

     The Company has used various financial instruments such as collars, swaps and futures contracts in an attempt to manage its price risk. Monthly settlements on these financial instruments are typically based on differences between the fixed prices specified in the instruments and the settlement price of certain future contracts quoted on the NYMEX or certain other indices. The instruments used by the Company for oil hedges have not contained a contractual obligation which requires or allows the future physical delivery of the hedged products.

     The Company had two open hedge contracts at December 31, 1998, which are crude oil collars on 159,000 Bbls of oil during 1999 and 72,000 Bbls of oil during 2000, with floor prices of $17.00 and $14.00 per Bbl, respectively, and ceiling prices of $22.00 and $16.00 per Bbl, respectively, indexed to the NYMEX light crude future settlement price. See Note 8 to the Notes to Consolidated Financial Statements. During March 1999, the Company liquidated the hedge contract covering 72,000 Bbls in the year 2000 for approximately $16,000.

YEAR 2000 ISSUES

     The Company is aware of the date sensitivity issues associated with the programming code in many existing computer systems and devices with embedded technology. The "Year 2000" problem concerns the inability of information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. The risk is that computer systems will not properly recognize "00" in date sensitive information when the year changes to 2000, which could cause system failures or miscalculations, resulting in the potential disruption of business.

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

     The information technology and systems of the Company are believed to be Year 2000 compliant. Activity in this area included installing and testing software upgrades and service releases supplied by vendors and testing the processing ability of hardware and computer equipment with embedded technology. Most of these upgrades were system replacements conducted in 1996 and 1997 to improve business efficiencies and functionality and were not undertaken solely to address Year 2000 issues. As such, management believes the Year 2000 issues with respect to the Company's information technology and systems will not have a significant potential effect on the Company's financial position or operations.

     The process controls and embedded technology area is in the assessment phase with approximately 70% of the evaluation process in the remediation and verification phases. Field level processors, meters and equipment utilized by the Company are not expected to contain embedded technology such as microprocessors. However, the Company continues to conduct internal evaluations and hold discussions with suppliers to ensure appropriate measures are taken to minimize the impact to operations caused by any unidentified company or third party Year 2000 issues. The Company also relies on non-information technology systems such as telephones, facsimile machines, security systems and other equipment which may have embedded technology such as micro-processors, which may or may not be Year 2000 compliant. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations. Management anticipates a complete evaluation of this area by the end of the second quarter 1999.

     The third-party suppliers, vendors, partners, customers and governmental entities area is currently in the assessment phase with approximately 50% in the remediation and verification phase. Formal communications have been initiated with vendors, suppliers, customers and others with whom the Company has significant business relationships. The Company continues to evaluate responses and make additional inquiries as needed. Since the Company is in the process of collecting this information from third parties, management cannot currently determine whether third party compliance issues will materially affect its operations. However, the Company is not currently aware of any third party issues that would cause a significant business disruption. Management anticipates a complete evaluation of this area to conclude by the end of the second quarter 1999.

     The total cost of the Company's Year 2000 program is not expected to be material to the Company's financial position. Not including the cost of replacing its information systems between 1996 and 1997, the Company anticipates spending a total of $75,000 during the remainder of 1999 for Year 2000 related modifications and testing. Expenditures during 1998 for computers and peripheral hardware and software and software support were approximately $160,000. These expenditures were made in the normal course of business and not necessarily for the purpose of resolving Year 2000 problems.

     The company is developing contingency plans in the unlikely event that portions of its Year 2000 program are inadequate. The Company believes that the most likely worst case Year 2000 scenarios are as follows: (i) unanticipated Year 2000 induced failures in information systems could cause a reliance on manual contingency procedures and significantly reduce efficiencies in the performance of certain normal business activities; (ii) slow downs or disruptions in the third party supply chain due to Year 2000 causes could result in operational delays and reduced efficiencies in the performance of certain normal business activities. Manual systems and other procedures are being considered to accommodate significant disruptions that could be caused by system failures. When possible, alternative providers are being identified in the event certain critical suppliers become unable to provide an acceptable level of service to the Company. The Company's contingency plans should be completed by the end of the third quarter 1999.

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

     UNCERTAINTY OF RESERVE INFORMATION AND FUTURE NET REVENUE ESTIMATES. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond the Company's control. Estimates of proved undeveloped reserves and reserves recoverable through enhanced oil recovery techniques, which comprise a significant portion of the Company's reserves, are by their nature uncertain. The reserve information set forth in this report represents estimates only. Although the Company believes such estimates to be reasonable, reserve estimates are imprecise and should be expected to change as additional information becomes available.

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

     HISTORY OF OPERATING LOSSES AND NET LOSSES. The Company has experienced operating losses in each year since its inception in 1993, including an operating loss of approximately $1,865,000 excluding the effect of a $4.8 million impairment in 1998. Excluding the effect of the $1.3 million gain on the sale of the 50% interest in Antelope Creek in 1996, the Company also has experienced net losses in each year since its inception. Although the Company expects its results of operations to improve as it develops its Uinta Basin and Raton Basin assets, there is no assurance that the Company will achieve, or be able to sustain, profitability.

     EARLY STAGES OF DEVELOPMENT ACTIVITIES. The Company's development plan includes (i) the drilling of development and exploratory wells in the Uinta Basin when oil prices improve to reasonable levels, together with injection well conversions that are intended to repressurize producing reservoirs in the Lower Green River formation, (ii) subject to observing increasing commercial gas production from several of the 17 pilot wells, the drilling of additional wells in connection with the development of a coalbed methane project in the Raton Basin and (iii) the use of 3-D seismic technology to exploit its properties in South Texas. The success of these projects will be materially dependent on whether the Company's development and exploratory wells can be drilled and completed as commercially productive wells, whether the enhanced oil recovery techniques can successfully repressurize reservoirs and increase the rate of production and ultimate recovery of oil and natural gas from the Company's acreage in the Uinta Basin and whether the Company can successfully implement its planned coalbed methane project on its acreage in the Raton Basin. Although the Company believes the geologic characteristics of its project areas reduce the probability of drilling nonproductive wells, there can be no assurance that the Company will drill productive wells. If the Company drills a significant number of nonproductive wells, the Company's business, financial condition and results of operations would be materially adversely affected. While the Company's pilot enhanced oil recovery projects in the Uinta Basin have indicated that rates of oil production can be increased, the repressurization takes place over a period of approximately two years and depends heavily on the amount and rates of injected water, with full response occurring after approximately five years; therefore, the ultimate effect of the enhanced oil recovery operations will not be known for several years. Ultimate recoveries of oil and natural gas from the enhanced oil recovery programs may also vary at different locations within the Company's Uinta Basin properties. Accordingly, due to the early stage of development, the Company is unable to predict whether its development activities in the Uinta Basin will meet its expectations. In the event the Company's enhanced oil recovery program does not effectively increase rates of production or ultimate recovery of oil reserves, the Company's business, financial condition and results of operation will likely be materially adversely affected.

RISKS ASSOCIATED WITH OPERATING IN THE UINTA BASIN

     Concentration in Uinta Basin. The Company's properties in the Greater Monument Butte Region of the Uinta Basin constitute the majority of the Company's existing inventory of producing properties and drilling locations. Approximately 53% of the Company's 1998 capital expenditures of approximately $20.6 million was dedicated to developing the Company's enhanced oil recovery projects in this area. There can be no assurance that the Company's operations in the Uinta Basin will yield positive economic returns. Failure of the Company's Uinta Basin properties to yield significant quantities of economically attractive reserves and production would have a material adverse impact on the Company's financial condition and results of operations.

     Limited Refining Capacity for Uinta Basin Black Wax. The marketability of the Company's oil production depends in part upon the availability, proximity and capacity of refineries, pipelines and processing facilities. The crude oil produced in the Uinta Basin is known as "black wax" or "yellow wax" and has a higher paraffin content than crude oil found in most other major North American basins. Currently, the most economic markets for the Company's black wax production are five refineries in Salt Lake City that have limited facilities to refine efficiently this type of crude oil. Because these refineries have limited capacity, any significant increase in Uinta Basin "black wax" production or temporary or permanent refinery shutdowns due to maintenance, retrofitting, repairs, conversions to or from "black wax" production or otherwise could create an over supply of "black wax" in the market, causing prices for Uinta Basin oil to decrease. Since July 1996, the posted prices for Uinta Basin oil production have been lower than major national indexes for crude oil. The Company believes these differences are attributable to one or more market factors, including refinery capacity constraints caused by the increase in supply of Uinta Basin "black wax" production resulting from the recent drilling activity or the reaction to the availability of additional non-Uinta Basin crude oil production associated with a new pipeline. There can be no assurance that prices will return to historical levels or that other price declines related to supply imbalances will not occur in the future. To the extent crude oil prices decline further or the Company is unable to market efficiently its oil production, the Company's business, financial condition and results of operations could be materially adversely affected.

     Marketability of Natural Gas Production. The Company's Uinta Basin properties currently produce natural gas in association with the production of crude oil. The produced natural gas is gathered into the Company's natural gas pipeline gathering system and compressed into an interstate natural gas pipeline, at which point the produced natural gas is sold to marketers or end users. Because current state and Ute tribal regulations prohibit the flaring or venting of natural gas produced in the Uinta Basin, in the event the Company is unable to market its natural gas production due to pipeline capacity constraints or curtailments, the Company may be forced to shut in or curtail its oil and natural gas production from any affected wells or install the necessary facilities to reinject the natural gas into existing wells. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its natural gas. Any dramatic change in any of these market factors or curtailment of oil and natural gas production due to the Company's inability to vent or flare natural gas could have a material adverse effect on the Company.

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

     Water Disposal. The Company believes that the future water production from the Raton Basin coal seams will be low in dissolved solids, allowing the Company, operating under permits which the Company believes will be issued by the State of Colorado, to discharge the water into streambeds or stockponds. However, if nonpotable water is discovered, it may be necessary to install and operate evaporators or to drill disposal wells to reinject the produced water back into the underground rock formations adjacent to the coal seams or to lower sandstone horizons. In the event the Company is unable to obtain permits from the State of Colorado, if nonpotable water is discovered or if applicable future laws or regulations require water to be disposed of in an alternative manner, the costs to dispose of produced water will increase, which increase could have a material adverse effect on the Company's operations in this area.

     SUBSTANTIAL CAPITAL REQUIREMENTS. The Company's development plans will require it to make substantial capital expenditures in connection with the exploration, development and exploitation of its oil and natural gas properties. The Company's enhanced oil recovery project and pilot coalbed methane project require substantial initial capital expenditures. Historically, the Company has funded its capital expenditures through a combination of internally generated funds from sales of production or properties, equity contributions, long-term debt financing and short-term financing arrangements. The Company believes that cash on hand, proceeds from future asset sales, revenues and availability under the Credit Agreement, if any, will be sufficient to meet its estimated capital expenditure requirements for 1999. The Company anticipates that proceeds from sales of assets will provide additional capital to fund its debt reduction plans and position the Company to better take advantage of acquisition opportunities and fund its discretionary capital budget. The Company believes that after 1999 it will require a combination of additional financing, proceeds from asset sales and cash flow from operations to implement its future development plans. The Company currently does not have any arrangements with respect to, or sources of, additional financing other than the Credit Agreement, and there can be no assurance that any additional financing will be available to the Company on acceptable terms or at all. Future cash flows and the availability of financing will be subject to a number of variables, such as the level of production from existing wells, prices of oil and natural gas, the Company's success in locating and producing new reserves and the success of the enhanced recovery program in the Uinta Basin and the coalbed methane project in the Raton Basin. To the extent that future financing requirements are satisfied through the issuance of equity securities, the Company's existing stockholders may experience dilution that could be substantial. The incurrence of debt financing could result in a substantial portion of the Company's operating cash flow being dedicated to the payment of principal and interest on such indebtedness, could render the Company more vulnerable to competitive pressures and economic downturns and could impose restrictions on the Company's operations. If revenue were to decrease as a result of lower oil and natural gas prices, decreased production or otherwise, and the Company had no availability under the Credit Agreement or any other credit facility, the Company could have a reduced ability to execute its current development plans, replace its reserves or to maintain production levels, which could result in decreased production and revenue over time.

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

     COMPLIANCE WITH ENVIRONMENTAL REGULATIONS. The Company's operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on the Company. The discharge of oil, natural gas or potential pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require the Company to incur substantial costs of remediation. Moreover, the Company has agreed to indemnify sellers of properties purchased by the Company against certain liabilities for environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by the Company.

     RESERVE REPLACEMENT RISK. The Company's future success depends upon its ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities, enhanced oil recovery activities or acquires properties containing proved reserves. Approximately 18% of the Company's total proved reserves at December 31, 1998 were undeveloped and an additional 5.2 MMBOE (36%) previously included in proved categories were determined to be marginally economical under year-end prices and were not included in proved reserves. In order to increase reserves and production, the Company must continue its development and exploitation drilling programs or undertake other replacement activities. The Company's current development plan includes increasing its reserve base through continued drilling, development and exploitation of its existing properties. There can be no assurance, however, that the Company's planned development and exploitation projects will result in significant additional reserves or that the Company will have continuing success drilling productive wells at anticipated finding and development costs.

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

     DEPENDANCE ON KEY PERSONNEL. The Company's success has been and will continue to be highly dependent on Robert C. Murdock, its Chairman of the Board, President and Chief Executive Officer, Robert A. Christensen, its Executive Vice President and Chief Technical Officer, Sidney Kennard Smith, its Executive Vice President and Chief

Operating Officer, Tim A. Lucas, its Vice President and Chief Financial Officer, and a limited number of other senior management and technical personnel. Loss of the services of Mr. Murdock, Mr. Christensen, Mr. Smith, Mr. Lucas or any of those other individuals could have a material adverse effect on the Company's operations. The Company's failure to retain its key personnel or hire additional personnel could have a material adverse effect on the Company.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At March 23, 1999, the Company had 13,250 Bbls per month of 1999 oil production hedged at a NYMEX floor price of $17.00 per Bbl and a ceiling price of $22.00 per Bbl. These arrangements could be classified as derivative commodity instruments subject to commodity price risk. The Company uses hedging contracts to manage its price risk and limit exposure to short-term fluctuations in commodity prices. However, should 1999 NYMEX oil prices rise above $22.00 per Bbl, the Company would not receive the marginal benefit of oil prices in excess of $22.00 per Bbl.

     Additionally, the Company is subject to interest rate risk, as $8.5 million owed at March 23, 1999 under the Company's revolving credit facility accrues interest at floating rates tied to LIBOR. The Company's current average rate is approximately 7% locked in for 90 day terms.

     The Company performed a sensitivity analysis to assess the potential effect of commodity price risk and interest rate risk and determined that the effect, if any, of reasonably possible near-term changes in NYMEX oil prices or interest rates on the Company's financial position, results of operations and cash flow should not be material.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement (the "1999 Proxy Statement") for its annual meeting of stockholders to be held on May 26, 1999. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1998.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)   1.  Consolidated Financial Statements:

          See Index to Consolidated Financial Statements on page F-1.

     2.   Financial Statement Schedules:

          See Index to Consolidated Financial Statements on page F-1.

     3. Exhibits: The following documents are filed as exhibits to this report:


EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
 2        Exchange Agreement (filed as Exhibit 2 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

 3.1      Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

 3.2      Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1,
          Registration No. 333-34241, and incorporated herein by reference).

 4        Form of Common Stock Certificate (filed as Exhibit 4 to the Company's Registration
          Statement on Form S-1, Registration No. 333- 34241, and incorporated herein by reference).

10.1      Stockholders Agreement (filed as Exhibit 10.1 to the Company's Registration Statement on
          Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.2      Registration Rights Agreement (filed as Exhibit 10.2 to the Company's Registration
          Statement on Form S-1, Registration No. 333- 34241, and incorporated herein by reference).

10.3      Financial Advisory Services Agreement (filed as Exhibit 10.3 to the Company's Registration
          Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.4      1997 Incentive Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

10.5      Form of Confidentiality and Noncompete Agreement between the Company and each of its executive officers (filed as Exhibit 10.5 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

10.6      Form of Indemnity Agreement between the Company and each of its executive officers (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No.
          333-34241, and incorporated herein by reference).

10.7      Amended and Restated Loan Agreement, dated September 15, 1997, among Petroglyph Gas
          Partners, L.P., Petroglyph Energy, Inc. and The Chase Manhattan Bank (filed as Exhibit
          10.7 to the Company's Registration Statement on Form S-1, Registration No. 333- 34241, and
          incorporated herein by reference).

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
10.8      Cooperative Plan of Development and Operation for the Antelope Creek Enhanced Recovery
          Project Duchesne, County Utah, dated as of February 17, 1994, by and between Petroglyph
          Operating Company, Inc., Inland Resources, Inc., Petroglyph Gas Partners, L.P., Ute Indian
          Tribe and Ute Distribution Corporation (filed as Exhibit 10.12 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.9      Exploration and Development Agreement between The Ute Indian Tribe, The Ute Distribution
          Corporation and Petroglyph Gas Partners, L.P. (filed as Exhibit 10.13 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.10     Antelope Creek Unit Participation Agreement, dated as of June 1, 1996, by and between
          Petroglyph Operating Company, Inc., Petroglyph Gas Partners, L.P. and CoEnergy Enhanced
          Production, Inc. (filed as Exhibit 10.14 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

10.11     Unit Operating Agreement Unit, dated June 1, 1996, by and between Petroglyph Operating
          Company, Inc., Petroglyph Gas Partners, L.P. and CoEnergy Enhanced Production, Inc. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No.
          333-34241, and incorporated herein by reference).

10.12     Water Agreement, dated October 1, 1994, between East Duchesne Culinary Water Improvement
          District and Petroglyph Operating Company, Inc. (filed as Exhibit 10.16 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.13     Asset Purchase and Sale Agreement, dated May 15, 1997, among Infinity Oil & Gas, Inc. and
          PGP II, L.P. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1,
          Registration No. 333-34241, and incorporated herein by reference).

10.14     Lease Agreement between Hutch Realty, L.L.C. and Petroglyph Operating Company, Inc. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No.
          333-34241, and incorporated herein by reference).

10.15     Letter dated August 21, 1997 from Hutch Realty, L.L.C. to Petroglyph Operating Company,
          Inc. concerning renewal of Lease Agreement (filed as Exhibit 10.19 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.16     Warrant Agreement, dated September 15, 1997, among The Chase Manhattan Bank, Petroglyph
          Gas Partners, L.P. and Petroglyph Energy, Inc. (filed as Exhibit 10.20 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.17     Registration Rights Agreement, dated September 15, 1997, between The Chase Manhattan Bank and Petroglyph Energy, Inc. (filed as Exhibit 10.21 to the Company's Registration
          Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.18     Guaranty dated September 15, 1997 by Petroglyph Energy, Inc. in favor of The Chase
          Manhattan Bank (filed as Exhibit 10.22 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

10.19     First Firm Transportation Service Agreement, dated July 1, 1998, between Petroglyph
          Energy, Inc. and Colorado Interstate Gas Company.

10.20     Second Firm Transportation Service Agreement, dated July 1, 1998, between Petroglyph
          Energy, Inc. and Colorado Interstate Gas Company.

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
10.21     Interruptible Transportation Service Agreement, dated January 1, 1999, between Petroglyph
          Energy, Inc. and Colorado Interstate Gas Company.

10.22     Form of Severance Agreement as entered into effective as of December 1, 1998, by and between Petroglyph Energy, Inc. and each of Robert C. Murdock, Robert A. Christensen, S.
          Kennard Smith and Tim A. Lucas.

21        Subsidiaries of the Registrant


23.1      Consent of Lee Keeling and Associates, Inc., independent reserve engineers.

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

     Coalbed methane. Methane gas from coals in the ground, extracted using conventional oil and natural gas industry drilling and completion methodology. The gas produced is usually over 90% methane with a small percentage of ethane and impurities such as carbon dioxide and nitrogen. Methane is the principal component of natural gas. Coalbed methane shares the same markets as conventional natural gas via the natural gas pipeline infrastructure.

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

     Dry well. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

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

     MMcf. One million cubic feet of natural gas.

     Net acres or net wells. Gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

     Net production. Production that is owned by the Company less royalties and production due others.

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

     Recompletion. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

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


                                      PETROGLYPH ENERGY, INC.

                                      Registrant


                                      By: /s/ ROBERT C. MURDOCK
                                          ---------------------------------
                                          Robert C. Murdock
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 20, 1998, by the following persons on behalf of the Registrant and in the capacity indicated.


 /s/ ROBERT C. MURDOCK
---------------------------------------------------------------
Robert C. Murdock
President, Chief Executive Officer and Chairman of the Board



 /s/ ROBERT A. CHRISTENSEN
---------------------------------------------------------------
Robert A. Christensen
Executive Vice President and Director



 /s/ TIM A. LUCAS
---------------------------------------------------------------
Tim A. Lucas
Vice President, Chief Financial Officer and Treasurer



 /s/ DAVID R. ALBIN
---------------------------------------------------------------
David R. Albin
Director



 /s/ KENNETH A. HERSH
---------------------------------------------------------------
Kenneth A. Hersh
Director



 /s/ A. J. SCHWARTZ
---------------------------------------------------------------
A. J. Schwartz
Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS OF PETROGLYPH ENERGY, INC.

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Public Accountants...............................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.............F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
         December 31, 1998, 1997 and 1996..............................................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.............F-6

Notes to Consolidated Financial Statements.............................................................F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Petroglyph Energy, Inc.:

         We have audited the accompanying consolidated balance sheets of Petroglyph Energy, Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petroglyph Energy, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Dallas, Texas
February 25, 1999

                             PETROGLYPH ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                      AS OF DECEMBER 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
                                  ASSETS
Current Assets:
     Cash and cash equivalents ............................................     $  2,007,737      $ 16,678,655
     Accounts receivable:
         Oil and natural gas sales ........................................          264,827           665,214
         Joint interest billing ...........................................          834,910           463,400
         Other ............................................................          133,342           144,684
                                                                                ------------      ------------
                                                                                   1,233,079         1,273,298

     Inventory ............................................................        1,234,323         1,376,737
     Prepaid expenses .....................................................          247,518           246,193
                                                                                ------------      ------------
                  Total Current Assets ....................................        4,722,657        19,574,883
                                                                                ------------      ------------

Property and equipment, successful efforts method at cost:
     Proved properties ....................................................       32,191,345        23,317,886
     Unproved properties ..................................................       10,072,036         2,957,707
     Pipelines, gas gathering and other ...................................       10,024,602         6,901,300
                                                                                ------------      ------------
                                                                                  52,287,983        33,176,893

     Less--Accumulated depreciation, depletion, and amortization ..........      (11,590,068)       (6,607,487)
                                                                                ------------      ------------
         Property and equipment, net ......................................       40,697,915        26,569,406
                                                                                ------------      ------------

Note receivable from officers .............................................          246,500           246,500
Other assets, net .........................................................          368,129           323,189
                                                                                ------------      ------------
                  Total Assets ............................................     $ 46,035,201      $ 46,713,978
                                                                                ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities:
         Trade ............................................................     $  2,088,290      $  3,608,144
         Oil and natural gas sales ........................................          280,179           735,343
         Current portion of long-term debt ................................               --            36,598
         Accrued taxes payable ............................................          124,857           172,411
         Other ............................................................          277,637           149,771
                                                                                ------------      ------------
                  Total Current Liabilities ...............................        2,770,963         4,702,267
                                                                                ------------      ------------

Long-term debt ............................................................        7,500,000                --
                                                                                ------------      ------------
Deferred tax liability ....................................................          452,488         2,514,154
                                                                                ------------      ------------

Stockholders' Equity:
     Common Stock, par value $.01 per share; 25,000,000 shares
         authorized; 5,458,333 shares issued and outstanding ..............     $     54,583      $     54,583
     Paid-in capital ......................................................       46,134,018        46,134,018
     Retained earnings (deficit) ..........................................      (10,876,851)       (6,691,044)
                                                                                ------------      ------------
                  Total Stockholders' Equity ..............................       35,311,750        39,497,557
                                                                                ------------      ------------
Total Liabilities and Stockholders' Equity ................................     $ 46,035,201      $ 46,713,978
                                                                                ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             PETROGLYPH ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     1998              1997              1996
                                                                 ------------      ------------      ------------
Operating Revenues:
     Oil sales .............................................     $  2,912,293      $  3,734,856      $  4,458,769
     Natural gas sales .....................................        1,365,850         1,070,195           998,920
     Other .................................................          189,924            60,847                --
                                                                 ------------      ------------      ------------
           Total operating revenues ........................        4,468,067         4,865,898         5,457,689
                                                                 ------------      ------------      ------------

Operating Expenses:
     Lease operating .......................................        1,927,334         1,559,885         2,368,973
     Production taxes ......................................          218,129           178,822           248,848
     Exploration costs .....................................          192,526                --            68,818
     Depreciation, depletion, and amortization .............        1,866,111         1,852,296         2,805,693
     Impairments ...........................................        4,848,218                --                --
     General and administrative ............................        2,128,774         1,299,851           902,409
                                                                 ------------      ------------      ------------
           Total operating expenses ........................       11,181,092         4,890,854         6,394,741
                                                                 ------------      ------------      ------------
Operating Loss .............................................       (6,713,025)          (24,956)         (937,052)
Other Income (Expenses):
     Interest income (expense), net ........................          406,975           114,036            40,580
     Gain (loss) on sales of property and equipment, net ...           58,577            12,440         1,383,766
                                                                 ------------      ------------      ------------
Net income (loss) before income taxes ......................       (6,247,473)          101,520           487,294
                                                                 ------------      ------------      ------------
Income Tax Expense (Benefit):
     Current ...............................................               --          (463,238)               --
     Deferred ..............................................       (2,061,666)        2,977,392                --
     Pro forma .............................................               --                --           190,044
                                                                 ------------      ------------      ------------
           Total Income Tax (Benefit) Expense ..............       (2,061,666)        2,514,154           190,044
                                                                 ------------      ------------      ------------
Net Income (Loss) ..........................................     $ (4,185,807)     $ (2,412,634)     $    297,250
                                                                 ============      ============      ============
Earnings (Loss) per Common Share, Basic and Diluted ........     $       (.77)     $       (.73)     $        .11
                                                                 ============      ============      ============
Weighted Average Common Shares Outstanding (Note 4)
     Actual ................................................        5,458,333         3,326,826                --
     Pro forma .............................................               --                --         2,833,333
                                                                 ============      ============      ============








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             PETROGLYPH ENERGY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                              RETAINED
                                          COMMON          PARTNERS'          PAID IN          EARNINGS
                                           STOCK           CAPITAL           CAPITAL          (DEFICIT)       TOTAL EQUITY
                                        ------------     ------------      ------------     ------------      ------------
BALANCE, DECEMBER 31, 1995 ........     $         --     $ 16,973,044      $         --     $ (4,765,704)     $ 12,207,340
Contributions .....................               --               --                --               --                --
Net income before income
taxes .............................               --               --                --          487,294           487,294
                                        ------------     ------------      ------------     ------------      ------------
BALANCE, DECEMBER 31, 1996 ........               --       16,973,044                --       (4,278,410)       12,694,634
Initial public offering of
 common stock, net of
 offering costs ...................           26,250               --        29,189,307               --        29,215,557
Transfers at Conversion ...........           28,333      (16,973,044)       16,944,711               --                --
Deferred income taxes
   recorded upon Conversion
   (Note 2) .......................               --               --                --       (2,474,561)       (2,474,561)
Net income ........................               --               --                --           61,927            61,927
                                        ------------     ------------      ------------     ------------      ------------
BALANCE, DECEMBER 31, 1997 ........           54,583                0        46,134,018       (6,691,044)       39,497,557
Net income (loss) .................               --               --                --       (4,185,807)       (4,185,807)
                                        ------------     ------------      ------------     ------------      ------------
BALANCE, DECEMBER 31, 1998 ........     $     54,583     $          0      $ 46,134,018     $(10,876,851)     $ 35,311,750
                                        ============     ============      ============     ============      ============





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             PETROGLYPH ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                               1998              1997              1996
                                                                           ------------      ------------      ------------
Operating Activities:
   Net income (loss) .................................................     $ (4,185,807)     $ (2,412,634)     $    487,294
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation, depletion, and amortization .................        1,866,111         1,852,296         2,805,693
           Gain on sales of property and equipment, net ..............          (58,577)          (12,440)       (1,383,766)
           Amortization of deferred revenue ..........................               --           (45,860)         (524,140)
           Impairments ...............................................        4,848,218                --                --
           Exploration costs .........................................          192,526                --                --
           Property abandonments .....................................               --                --            68,818
           Deferred Taxes ............................................       (2,061,666)        2,514,154                --
           Proceeds from deferred revenue ............................               --                --           570,000

   Changes in assets and liabilities--
        (Increase) decrease in accounts and other receivables ........         (113,462)          142,144          (481,169)
        Increase in inventory ........................................          (33,586)         (311,935)         (579,257)
        (Increase) decrease in prepaid expenses ......................          (26,325)         (113,945)            3,561
        Increase (decrease) in accounts payable and accrued
           liabilities ...............................................       (1,894,706)           20,819         3,162,406
                                                                           ------------      ------------      ------------

           Net cash provided by (used in) operating activities .......       (1,467,274)        1,632,599         4,129,440

Investing Activities:
   Proceeds from sales of property and equipment .....................           88,200           745,712         8,968,274
   Additions to oil and natural gas properties, including
        exploration costs ............................................      (17,499,817)      (12,767,808)       (7,801,229)
   Additions to pipelines, gas gathering and other ...................       (3,123,302)       (3,491,853)         (863,911)
                                                                           ------------      ------------      ------------
        Net cash provided by (used in) investing activities ..........      (20,534,919)      (15,513,949)          303,134

Financing Activities:
   Proceeds from issuance of equity securities .......................               --        30,515,625                --
   Proceeds from issuance of, and draws on, notes payable ............        7,500,000        10,085,381         2,085,024
   Payments on notes payable .........................................          (36,598)      (10,133,545)       (5,908,527)
   Payments for organization and financing costs .....................         (132,127)       (1,485,088)         (106,375)
                                                                           ------------      ------------      ------------
        Net cash provided by (used in) financing activities ..........        7,331,275        28,982,373        (3,929,878)
                                                                           ------------      ------------      ------------

Net increase in cash and cash equivalents ............................      (14,670,918)       15,101,023           502,696

Cash and cash equivalents, beginning of period .......................       16,678,655         1,577,632         1,074,936
                                                                           ------------      ------------      ------------
Cash and cash equivalents, end of  period ............................     $  2,007,737      $ 16,678,655      $  1,577,632
                                                                           ============      ============      ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

1.       ORGANIZATION:

         Petroglyph Energy, Inc. ("Petroglyph" or the "Company") was incorporated in Delaware in April 1997 for the purpose of consolidating and continuing the activities previously conducted by Petroglyph Gas Partners, L.P. ("PGP" or the "Partnership"). PGP was a Delaware limited partnership organized on April 15, 1993 to acquire, explore for, produce and sell oil, natural gas, and related hydrocarbons. The general partner of PGP at its formation was Petroglyph Energy, Inc., a Kansas corporation ("PEI"). Petroglyph Gas Partners II, L.P. ("PGP II") was organized on April 15, 1995 as a Delaware limited partnership, to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner of PGP II was PEI (1% interest) and the limited partner was PGP (99% interest). Pursuant to the terms of an Exchange Agreement dated August 22, 1997 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Partnership and all of the stock of PEI in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated immediately prior to the closing of the initial public offering of the Company's Common Stock (the "Offering"). The Conversion has been accounted for as a transfer of assets and liabilities between affiliates under common control and resulted in no change in carrying values of these assets and liabilities. Effective June 30, 1998, PEI, PGP and PGP II were dissolved and the assets and liabilities and results of operations were rolled up into the Company with no change in carrying values.

         The accompanying consolidated financial statements of Petroglyph include the assets, liabilities and results of operations of PGP, its wholly owned subsidiary, Petroglyph Operating Company, Inc. ("POCI"), and PGP's proportionate share of assets, liabilities and revenues and expenses of PGP II through June 30, 1998. Prior to that time, PGP owned a 99% interest in PGP II. POCI is a subchapter C corporation. POCI is the designated operator of all wells for which Petroglyph has acquired operating rights. Accordingly, all producing overhead and supervision fees were charged to the joint accounts by POCI. All material intercompany transactions and balances have been eliminated in the preparation of the accompanying consolidated financial statements.

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

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest during 1998, 1997 and 1996 totaled $116,000, $325,000, and $250,000, respectively. The Company did not make any cash payments for income taxes during 1998 based on net losses for the year, and no cash payments for income taxes were made in 1997 or 1996 based on its partnership structure in effect during those periods.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of allowance for doubtful accounts, the amounts of which are immaterial as of December 31, 1998 and 1997.

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

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in connection with its formation. SFAS No. 121 requires that proved oil and natural gas properties be assessed for an impairment in their carrying value whenever events or changes in circumstances indicate that such carrying value may not be recoverable. SFAS No. 121 requires that this assessment be performed by comparing the anticipated future net cash flows to the net carrying value of oil and natural gas properties. This assessment must generally be performed on a property-by-property basis. The Company recognized impairments of $4,848,218 in 1998. No such impairments were required in the years ended December 31, 1997 and 1996.

Pipelines, Gas Gathering and Other

         Other property and equipment is primarily comprised of field water distribution systems and natural gas gathering systems located in the Uinta and Raton Basins, field building and land, office equipment, furniture and fixtures and automobiles. The gathering systems and the field water distribution systems are amortized on a unit-of-production basis over the remaining proved reserves attributable to the properties served. These other items are amortized on a straight-line basis over their estimated useful lives which range from three to forty years.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

ORGANIZATION AND FINANCING COSTS

         Organization costs are amortized on a straight-line basis over a period not to exceed 5 years and are presented net of accumulated amortization of $100,385, $61,895 and $49,459 at December 31, 1998, 1997 and 1996, respectively.
Amortization of $38,490, $12,436, and $21,447 is included in depreciation, depletion and amortization expense in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, respectively. Organization costs for periods prior to December 31, 1996 were comprised of costs related to the formation of PGP and PGP II, which were amortized over a period of three years.

         Costs related to the issuance of the Company's notes payable are deferred and amortized on a straight-line basis over the life of the related borrowing. Such amortization costs of $25,883 are included in interest expense in the accompanying statements of operations for the year ended December 31, 1998.

INTEREST INCOME (EXPENSE)

         For the years ended December 31, 1998, 1997 and 1996, interest income is presented net of interest expense of $132,193, $198,519 and $106,715, respectively.

CAPITALIZATION OF INTEREST

         Interest costs associated with maintaining the Company's inventory of unproved oil and natural gas properties and significant development projects are capitalized. Interest capitalized totaled $90,000, $127,000 and $195,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

REVENUE RECOGNITION AND NATURAL GAS BALANCING

         The Company utilizes the entitlements method of accounting whereby revenues are recognized based on the Company's revenue interest in the amount of oil and natural gas production. The amount of oil and natural gas sold may differ from the amount which the Company is entitled based on its revenue interests in the properties. The Company had no significant natural gas balancing positions at December 31, 1998 or 1997.

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

         In conjunction with the Conversion, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which provides for determining and recording deferred income tax assets or liabilities based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates. SFAS No. 109 requires that the net deferred tax liabilities of the Company on the date of the Conversion be recognized as a component of income tax expense. The Company recognized a one-time charge of approximately $2.5 million in deferred tax liabilities and income tax expense on the date of the Conversion.

         Upon the Conversion, the Company became taxable as a corporation. Pro forma income tax information for the year ended December 31, 1996, presented in the accompanying consolidated statements of operations and in Note 7, reflects the income tax expense (benefit), net income (loss) and net income (loss) per common share as if all

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996




2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

Partnership income for 1996 had been subject to corporate federal income tax, exclusive of the effects of recording the Company's net deferred tax liabilities upon the Conversion.

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

STOCK-BASED COMPENSATION

         Upon the Conversion, the Company adopted the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB No. 25, no compensation will be recorded for stock options or other stock-based awards that are granted with an exercise price equal to or above the common stock price on the date of the grant. As of December 31, 1998 and December 31, 1997, there is no impact from adoption of APB No. 25 or Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) as no stock options, warrants or grants had been exercised at such dates. The Company will, however, adopt the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" which will require the Company to present pro forma disclosures of net income and earnings per share as if SFAS No. 123 had been adopted.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year balances to conform to current year presentation.

3.       ACQUISITIONS AND DISPOSITIONS:

         In June 1996, the Company sold a 50% working interest in its Antelope Creek field properties to an industry partner. The Company retained a 50% working interest and continues to serve as operator of the property. In exchange for the sale of the interest in the Antelope Creek field, the Company received $7.5 million, as adjusted, in cash and the parties entered into a Unit Participation Agreement for development of the Antelope Creek field. Under the terms of this agreement, the Company received $5.3 million in carried development costs for approximately 50 wells over a 12 month period which ended on June 30, 1997. The Company recognized a pre-tax gain on this sale of $1.3 million. This Unit Participation Agreement is structured such that the Company paid 25% of the development costs of the Antelope Creek field from the date of the agreement until approximately $21 million in total development costs had been incurred. By December 31, 1997, all of this carried development cost had been expended. In addition, under the terms of the Unit Participation Agreement, the Company's working interest in the Antelope Creek field will increase to 58%, and its partner's working interest will be reduced to 42%, at such time as the Company's partner in the Antelope Creek field achieves payout, as defined in the Unit Participation Agreement.

         As an additional part of the purchase and sale agreement, the Company sold a 50% net profits interest (NPI) in its remaining 50% interest in the Antelope Creek field commencing on the date of the agreement. The NPI continued in effect until 67,389 barrels of equivalent production related to the NPI was produced from the Antelope Creek field. The NPI entitled the holder to receive the net profits, defined in the purchase and sale agreement as revenues less direct operating expenses, from the sale of the barrels of oil equivalent production relating to the NPI. A value of $570,000 was assigned to the sale of the NPI and recorded as deferred revenue. This amount was determined based on the projected net profits that would have been received from the sale of the barrels of oil equivalent production related to

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



3.       ACQUISITIONS AND DISPOSITIONS: -- (CONTINUED)

the NPI. As these barrels of oil equivalent production were produced and NPI proceeds were disbursed to the holder of the NPI, an equal amount of the deferred revenue was recognized as oil and natural gas revenue. Through December 31, 1996, the Company recognized $524,140 of revenue related to this NPI. The remaining $45,860 was recognized during the year ended December 31, 1997.

         In July 1997, the Company acquired 56,000 net mineral acres in the Raton Basin in Colorado for approximately $700,000. This acquisition had an effective date of May 15, 1997. An additional 20,600 net mineral acres were acquired by December 31, 1998 from various parties for a total of 76,600 acres. In addition, the Company also acquired, simultaneously, an 80% interest in a 25 mile pipeline strategically located across the Company's acreage positions in the Raton Basin for total consideration of approximately $320,000. The Company, together with an industry partner, formed a partnership to operate this pipeline. Under the terms of the purchase and sale agreement, the Company paid $75,000 at closing, $75,000 on December 31, 1997 and paid a final $35,000 during 1998. Additionally, the Company assumed an obligation for delinquent property taxes of approximately $135,000, which were paid in November of 1997. The Company acquired the remaining 20% interest in the pipeline for $60,000 effective December 1998. Simultaneously, the partnership formed to operate the pipeline was dissolved.

4.       STOCKHOLDERS' EQUITY:

INITIAL PUBLIC OFFERING

         On October 24, 1997, Petroglyph completed its initial public offering (the "Offering") of 2,500,000 shares of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $29.1 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Company's Credit Agreement, the balance of the proceeds were utilized to develop production and reserves in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs.

         On November 24, 1997, the Company's underwriters exercised a portion of an over-allotment option granted in connection with the Offering, resulting in the issuance of an additional 125,000 shares of common stock at $12.50 per share, with net proceeds to the Company of approximately $1.5 million.

EARNINGS PER SHARE INFORMATION

         Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion 15, "Earnings Per Share."

         Pro forma weighted average shares outstanding for the year ended December 31, 1996 are presented as if the Conversion had occurred, resulting in common stock outstanding as of the beginning of the year. The computation of basic and diluted EPS were identical for the years ended December 31, 1998, 1997 and 1996 due to the following reasons:

o Options to purchase 273,000 shares of common stock at $5.00 per share were outstanding since October 19, 1998, but were not included in the computation of diluted EPS because to do so would have been antidilutive. The options, which expire on October 19, 2008, were still outstanding at December 31, 1998.

o Options to purchase 321,000 shares and 337,000 shares of common stock at $12.50 per share at December 31, 1998 and 1997, respectively, were outstanding since November 1, 1997, but were not included in the computations of diluted EPS because to do so would have been antidilutive. The 321,000 options, which expire on November 1, 2007, were still outstanding at December 31, 1998.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



EARNINGS PER SHARE INFORMATION: -- (CONTINUED)

o Warrants to purchase up to 6,496 shares of common stock were not included in the computation of diluted EPS as they are antidilutive as a result of the Company's net loss for the year ended December 31, 1998. The warrants, which expire on September 15, 2007, were still outstanding at December 31, 1998.

o As the Company completed the Offering in 1997, there were no equity securities, nor any potentially dilutive equity securities outstanding at December 31, 1996.

5.       TRANSACTIONS WITH AFFILIATES:

         The Company had notes receivable from certain executive officers aggregating $246,500 at December 31, 1998 and 1997. These notes bear interest at a rate of 9% and mature December 31, 2003. Accrued interest on the notes at December 31, 1998 was $142,980.

         The Company leases an office building from an affiliate. Rentals paid to the affiliate for such leases totaled $36,486 during 1998 and $34,800 during 1997 and 1996. These rentals are included in general and administrative expense in the accompanying consolidated financial statements.

         In August 1997, the Company and Natural Gas Partners ("NGP") entered into a financial advisory services agreement whereby NGP agreed to provide financial advisory services to the Company for a quarterly fee of $13,750. In addition, NGP was reimbursed for its out of pocket expenses incurred while performing such services. The agreement was terminated at the end of the third quarter 1998. Advisory fees paid to NGP during 1998 and 1997 totaled $43,190 and $10,163, respectively.

         For the years ended December 31, 1998, 1997 and 1996, the Company paid legal fees of $57,060, $139,384 and $109,000, respectively, to the law firm of Morris, Laing, Evans, Brock & Kennedy, Chartered, where A.J. Schwartz, a director of the Company, is a partner.

         During 1997, the Company entered into an agreement with Sego Resources, Inc. (SEGO), a portfolio company of NGP, to serve as operator on a series of wells to be drilled in the Wasatch formation in the Company's Natural Buttes Extension acreage. The Company has participated in drilling and completing 2 wells through December 31, 1998. As a result of the drilling and operating activity, the Company paid SEGO $183,359 for capital expenditures and $6,182 for operating charges in 1998. As of December 31, 1998, SEGO owed the Company $18,525 relating to this activity.

6.       LONG-TERM DEBT:

         In September 1997, the Company entered into the Credit Agreement with Chase. The Credit Agreement included a $20.0 million combination credit facility with a two-year revolving credit facility and an original borrowing base of $7.5 million to be redetermined semi-annually ("Tranche A"), which was set to expire on September 15, 1999, at which time all balances outstanding under Tranche A would have converted to a term loan expiring on September 15, 2002. Additionally, the Credit Agreement contained a separate revolving facility of $2.5 million ("Tranche B"), which was set to expire on March 15, 1999. The Company utilized a portion of the proceeds from the Offering to eliminate all outstanding amounts under the Credit Agreement in October 1997. With the repayment of the Tranche B indebtedness, the $2.5 million under that portion of the Credit Agreement was no longer available to the Company. Effective September 30, 1998, the Company amended the Credit Agreement with Chase, (the "Amendment"). The Amendment increased the credit facility to $50.0 million with a two-year revolving credit facility and an original borrowing base of $15.0 million to be redetermined quarterly beginning December 31, 1998. The next scheduled borrowing base redetermination date is March 31, 1999. Because of historically low crude oil prices, management expects the borrowing base amounts available under the Credit Agreement will decline from the current level of $15.0 million. Although the borrowing base amount ultimately determined by Chase is outside of the Company's control, management believes the borrowing base amount will not be reduced below the current outstanding balance of $8.5

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



6.       LONG-TERM DEBT: -- (CONTINUED)

million. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate plus a margin determined by the amount outstanding under the facility.

7.       INCOME TAXES:

         Upon the completion of the Offering in November 1997, all income of the Company became taxable as a corporation. Pro forma information in the 1996 consolidated statements of operations reflects the income tax expense (benefit), net income (loss) and net income (loss) per common share/unit as if all prior Partnership income had been subject to corporate federal income tax, exclusive of the effects of recording the Company's net deferred tax liabilities upon the conclusion of the Offering. This pro forma information is presented below for comparative purposes only.

         The effective income tax rate for the Company was different than the statutory federal income tax rate for the periods shown below:


                                                                           YEAR ENDED DECEMBER 31,
                                                                         --------------------------
                                                                         1998       1997       1996
                                                                         ----       ----       ----
                                                                                            (pro forma)
         Income tax expense (benefit) at the federal
                  statutory rate ....................................      (35%)       35%       35%
         State income tax expense (benefit) .........................       (4%)        4%        4%
         Deferred tax liabilities recorded upon the Offering ........       --       2438%       --
         Net operating loss utilized by partners ....................        2%        --        --
         Permanent differences ......................................        2%        --        --
         True-ups ...................................................        1%        --        --
         Other ......................................................        1%        --        --
                                                                         -----     ------      ----
                                                                         $ (33)%   $ 2477%     $ 39%
                                                                         =====     ======      ====

         Components of income tax expense (benefit) are as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                             1998             1997             1996
                                                                          -----------      -----------      -----------
                                                                                                            (pro forma)
         Current ....................................................     $        --      $  (463,238)     $  (222,169)
         Deferred ...................................................      (2,061,666)       2,977,392          412,213
                                                                          -----------      -----------      -----------
                           Total ....................................     $(2,061,666)     $ 2,514,154      $   190,044
                                                                          ===========      ===========      ===========


                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996






7.       INCOME TAXES: -- (CONTINUED)

         Deferred tax assets and liabilities are the results of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liability positions as of December 31, 1998 and 1997, are summarized below:


                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               1998            1997
                                                           -----------      -----------
                                                                            (pro forma)
         Deferred Tax Assets:
         Inventory and other .........................          76,188               --
         Net operating loss carryforwards ............     $ 6,344,613      $   496,232
                                                           -----------      -----------
            Total Deferred Tax Assets ................       6,420,801          496,232
                                                           -----------      -----------

         Deferred Tax Liabilities:
         Inventory and other .........................              --          (32,994)
         Property and equipment ......................      (6,873,289)      (2,977,392)
                                                           -----------      -----------
            Total Deferred Tax Liabilities ...........      (6,873,289)      (3,010,386)
                                                           -----------      -----------

            Total Net Deferred Tax Liability .........     $  (452,488)     $(2,514,154)
                                                           ===========      ===========


         The net deferred tax liability as of December 31, 1997 is primarily the amount that the Company was required to recognize as income tax expense on the date of the Conversion discussed in Note 2.

8.       DERIVATIVES, SALES CONTRACTS AND SIGNIFICANT CUSTOMERS:

DERIVATIVES AND SALES CONTRACTS

         The Company accounts for forward sales transactions as hedging activities and, accordingly, records all gains and losses in oil and natural gas revenues in the period the hedged production is sold. Included in oil revenue is a net gain of $386,000 in 1998, a net loss of $132,200 in 1997 and a net loss of $128,400 in 1996. Included in natural gas revenues in 1997 is a net loss of $46,000.

         In September 1995, the Company assumed the obligations of a former joint interest owner under a financial swap arrangement. This agreement covers the sale of 549,000 Bbls from January 1996 to December 1999 at a NYMEX floor price of $17.00 per Bbl and a ceiling price of $20.75 per Bbl. The ceiling price was increased to $22.00 per Bbl for 1999. Additionally, during 1998, the Company entered into a swap arrangement covering the sale of 6,000 Bbls per month from January, 2000 to December, 2000 at a NYMEX floor price of $14.00 and a ceiling price of $16.00 per Bbl. At December 31, 1998, this contract was outstanding and calls for the remaining sale of 231,000 barrels of oil over the next two years as follows:

                  YEAR                                        BBLS
                  ----                                      --------
                  1999....................................   159,000
                  2000....................................    72,000
                                                            --------
                      Total...............................   231,000
                                                            ========

         During March of 1999, the Company liquidated the hedge contract covering 72,000 Bbls in the year 2000 for approximately $16,000.

         In June 1994, the Company entered into a contract to sell its oil production from certain leases of its Utah properties to Purchaser "A." The price under this contract is agreed upon on a monthly basis and is generally based on

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996






DERIVATIVES AND SALES CONTRACTS: -- (CONTINUED)

this purchaser's posted price for yellow or black wax production, as applicable. This contract will continue in effect until terminated by either party upon giving proper notice. During the years ended December 31, 1998, 1997 and 1996 the volumes sold under this contract totaled 125 MBbls, 74 MBbls and 61 MBbls, respectively, at an average sales price per Bbl for each year of $9.27, $14.80 and $19.33, respectively.

         In January 1996, the Company entered into a contract to sell black wax production from its Utah leases to Purchaser "B." The price under this contract is based on the monthly average of the NYMEX price for West Texas Intermediate ("WTI") crude oil, less $.50 per Bbl, adjusted for the pricing differential related to the gravity difference between Purchaser B's Utah black wax posting and WTI, less $2.50 per Bbl to cover gathering costs and quality differential. During the year ended December 31, 1996, the Company sold 59 MBbls of oil under this contract at an average price of $19.69 per Bbl. This contract was canceled effective January 1, 1997.

         In July 1997, the Company entered into a modification of its crude oil sales contract to sell its black wax crude oil production from the Antelope Creek field to Purchaser "C" at a price equal to posting, less an agreed upon adjustment to cover handling and gathering costs. This contract supersedes the contract which the Company had with this purchaser from February 1994 through June 1997. This contract will continue in effect until terminated by either party upon giving proper notice. For the years ended December 31, 1998 and 1997, the Company sold 38 MBbls and 70 MBbls, respectively, under this contract at an average price of $9.04 and $16.58 per Bbl, respectively.

         In June 1997, the Company entered into a crude oil contract to sell black wax production from certain of its oil tank batteries in Antelope Creek to Purchaser "D." This contract was effective until May 31, 1998 and called for the Company to receive a per Bbl price equal to the current month NYMEX closing price for sweet crude, averaged over the month in which the crude is sold, less an agreed upon fixed adjustment. Volumes sold under this contract totaled 25 MBbls and 73 MBbls at an average price of $12.88 and $14.50 for the years ended December 31, 1998 and 1997, respectively.

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

SIGNIFICANT CUSTOMERS

         The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be significantly affected by changes in economic and other conditions. In addition, the Company sells a significant portion of its oil and natural gas revenue each year to a few customers. Oil sales to two purchasers in 1998 were approximately 30% and 9% of total 1998 oil and gas revenues. Natural gas sales to one purchaser in 1998 were approximately 25% of total oil and natural gas revenues. Oil sales to three purchasers in 1997 were approximately 24%, 23% and 22% of total 1997 oil and gas revenues. Natural gas sales to one purchaser in 1997 were approximately 18% of total oil and natural gas revenues. Oil sales to three purchasers in 1996 were approximately 26%, 26% and 12% of total 1996 oil and gas revenues.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Because of their short-term maturity, the fair value of cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable approximate their carrying values at December 31, 1998 and 1997. The fair value of the Company's bank borrowings approximate their carrying value because the borrowings bear interest at market rates. The Company does not have any investments in debt or equity securities as of December 31, 1998 or 1997. The fair value of the Company's outstanding oil price swap arrangement, described in the preceding note, has an estimated fair value of $648,000 and $182,000 at December 31, 1998 and 1997, respectively. These estimates are based on quoted market values.

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

         In October 1998, the Board of Directors of the Company approved an amendment to the 1997 Incentive Plan, increasing the number of shares available for grant from 375,000 to 605,000. The amendment is subject to the approval of the stockholders of the Company at the annual stockholders meeting to be held on May 26, 1999. As of December 31, 1998, options have been granted to purchase 594,000 shares of Common Stock. This amount includes 54,000 shares of Common Stock available under the 1997 Incentive Plan as originally adopted that were granted to participants at an exercise price equal to $5.00 per share and 219,000 shares of Common Stock, subject to stockholder approval, also granted at an exercise price of $5.00 per share. One third of the options granted in October 1998 will vest each year commencing on October 19, 1999.

         As of December 31, 1997, options were granted to purchase 337,000 shares of Common Stock to participants at an exercise price per share equal to $12.50 per share. 16,000 of those shares have subsequently been terminated. One-third of these options vest each year commencing on November 1, 1998. No options had been exercised under the 1997 Incentive Plan as of December 31, 1998.

         The following table summarized information about Petroglyph's stock options which were outstanding, and those which were exercisable, as of December 31, 1998.

                               OPTIONS OUTSTANDING


           EXERCISE        NUMBER            REMAINING         NUMBER
            PRICE        OUTSTANDING           LIFE         EXERCISABLE
           --------      -----------         ---------      -----------
          $      5.00      273,000           9.8 years             --
          $     12.50      321,000           8.8 years        107,000
          -----------    ---------          ----------      ---------
                           594,000           9.3 years        107,000

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


DESCRIPTION OF PLAN: -- (CONTINUED)

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

         Warrants to purchase up to 6,496 shares of common stock, at a price equal to par value, were granted to Chase under the terms of the Credit Agreement. The warrants, which expire on September 15, 2007, were still outstanding at December 31, 1998.

PRO FORMA EFFECT OF RECORDING STOCK-BASE COMPENSATION AT ESTIMATED FAIR VALUE (UNAUDITED)

         The following table presents pro forma loss available to common stock and loss per common share for 1998, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123 (Note 2):


                                                        YEAR ENDED          YEAR ENDED
                                                     DECEMBER 31, 1998   DECEMBER 31, 1997
                                                     -----------------   -----------------
               Loss available to common stock
                    As reported                        $  (4,185,807)     $  (2,412,634)
                    Pro forma                          $  (4,633,833)     $  (2,492,007)

               Loss per common share
                    As reported, basic and diluted     $        (.77)     $        (.73)
                    Pro forma, basic and diluted       $        (.85)     $        (.75)

         The fair value of the options, as determined using the Black-Scholes pricing model were $2.63 and $6.95 for the options issued during 1998 and 1997, respectively. The assumptions used in calculating the values are set forth in the following table:


                                                           1998        1997
                                                           ----        ----
               Risk free interest rate                      4.62%      5.89%
               Expected life                             7 years    7 years
               Expected volatility                         43.59%     45.24%
               Expected dividends                              0          0

         There was no impact of adoption of APB No. 25 or SFAS No. 123 for the year ended December 31, 1996 as no stock options, warrants or grants had been issued at such date.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

11.      COMMITMENTS AND CONTINGENCIES:

LEASES

         The Company leases offices and office equipment in its primary locations under non-cancelable operating leases. As of December 31, 1998, total minimum future lease payments for all non-cancelable lease agreements is $137,747.

         Amounts incurred by the Company under operating leases (including renewable monthly leases) were $91,042, $53,383, and $41,548, in 1998, 1997 and 1996, respectively.

LITIGATION

         The Company and its subsidiaries are involved in certain litigation and governmental proceedings arising in the normal course of business. Company management and legal counsel do not believe that ultimate resolution of these claims will have a material effect on the Company's financial position or results of operations.

OTHER COMMITMENTS

         During July, 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately 37 miles of 10-inch steel pipeline from near Trinidad, Colorado, to the Company's Raton Basin coalbed methane development area approximately 6 miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999 with a delivery capacity of approximately 50 MMcf per day and will provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company has committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity beginning February 1, 1999, and ending January 31, 2009. The commitment begins at a minimum volume of 2,000 Mcf per day and increases by 1,000 Mcf per day after each three-month period, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period, The Company has the option to increase the minimum volume or eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less credit applied for the Company's Raton Basin commercial gas production up to 16,000 Mcf per day. This cost could be applied as a credit to transportation elsewhere on CIG's system. The Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates.

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

ENVIRONMENTAL MATTERS

         The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulating generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction of drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



ENVIRONMENTAL MATTERS: -- (CONTINUED)

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

12.      SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND NATURAL GAS PRODUCING
         ACTIVITIES:

COSTS INCURRED RELATED TO OIL AND NATURAL GAS PRODUCING ACTIVITIES

         The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes (in thousands):


                                                        YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                                1998            1997             1996
                                             -----------     -----------     -----------
Acquisition
     Unproved Properties ...............     $ 7,141,142     $ 1,721,636     $   490,487
     Proved Properties .................          42,533         147,387              --
Development ............................      10,123,616      10,003,468       6,983,715
Exploration ............................         192,526              --              --
Improved recovery costs ................              --         895,317         327,027
                                             -----------     -----------     -----------
          Total ........................     $17,499,817     $12,767,808     $ 7,801,229
                                             ===========     ===========     ===========

PROVED RESERVES

         Independent petroleum engineers have estimated the Company's proved oil and natural gas reserves as of December 31, 1998 and 1997, all of which are located in the United States. Prior period reserves were estimated by the Company's reserve engineer. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

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

         The standardized measure does not represent management's estimate of the Company's future cash flows or the value of the proved oil and natural gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


STANDARDIZED MEASURE:-- (CONTINUED)

discounted cash flows are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.


                                                               OIL           Natural Gas
                                                              (BBLS)            (Mcf)
                                                            -----------      -----------
Proved Reserves (Unaudited):
December 31, 1995 .....................................       1,561,092        6,659,160
         Revisions ....................................        (801,535)      (3,146,699)
         Extensions, additions and discoveries ........       6,440,869       18,448,489
         Production ...................................        (262,910)        (553,770)
         Purchases of reserves ........................              --               --
         Sales in place ...............................        (810,380)      (2,594,717)
                                                            -----------      -----------

December 31, 1996 .....................................       6,127,136       18,812,463
         Revisions ....................................         558,350       (2,895,611)
         Extensions, additions and discoveries ........       3,168,390        5,939,453
         Production ...................................        (251,631)        (537,466)
         Purchases of reserves ........................          10,245          269,323
         Sales in place ...............................        (156,675)        (892,712)
                                                            -----------      -----------

December 31,1997 ......................................       9,455,815       20,695,450
         Revisions ....................................      (3,686,673)      (7,358,640)
         Extensions, additions and discoveries ........         937,164        2,835,622
         Production ...................................        (261,817)        (679,992)
         Purchases of reserves ........................              --               --
         Sales in place ...............................         (17,329)              --
                                                            -----------      -----------

December 31, 1998 .....................................       6,427,160       15,492,440
                                                            ===========      ===========

PROVED DEVELOPED RESERVES:
December 31, 1995 .....................................       1,561,092        6,659,160
                                                            ===========      ===========
December 31, 1996 .....................................         865,018        3,010,401
                                                            ===========      ===========
December 31, 1997 .....................................       4,742,028       10,839,164
                                                            ===========      ===========
December 31, 1998 .....................................       5,319,768       12,670,033
                                                            ===========      ===========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED)


                                                                          DECEMBER 31,
                                                       ---------------------------------------------------
                                                           1998               1997               1996
                                                       -------------      -------------      -------------
Future cash inflows ..............................     $  84,010,748      $ 169,302,079      $ 184,248,490
Future costs:
         Production ..............................       (25,826,978)       (50,913,842)       (43,993,010)
         Development .............................        (5,823,801)       (19,151,264)       (16,455,901)
                                                       -------------      -------------      -------------
Future net cash flows before income tax ..........        52,359,969         99,236,973        123,799,579
                                                                                             =============
Future income tax ................................        (8,767,729)       (22,247,206)       (32,657,687)
                                                       -------------      -------------      -------------
Future net cash flows ............................        43,592,240         76,989,767         91,141,892
10% annual discount ..............................        19,398,715        (42,836,688)       (43,117,804)
                                                       -------------      -------------      -------------
Standardized Measure .............................     $  24,193,525      $  34,153,079      $  48,024,088
                                                       =============      =============      =============

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)


                                                                              DECEMBER 31,
                                                            ------------------------------------------------
                                                                1998              1997              1996
                                                            ------------      ------------      ------------
Standardized Measure, Beginning of Period .............     $ 34,153,079      $ 48,024,088      $ 13,370,705
Revisions:
         Prices and costs .............................      (32,472,461)      (26,476,631)        4,839,954
         Quantity estimates ...........................        2,814,596           380,840         6,000,942
         Accretion of discount ........................        4,346,915         6,484,830         1,484,547
         Future development cost ......................        7,332,602        (1,869,101)      (15,068,164)
         Income tax ...................................        5,201,663         7,508,139       (14,604,066)
         Production rates and other ...................       (6,027,000)       (8,545,510)        1,901,254
                                                            ------------      ------------      ------------
                  Net revisions .......................      (18,803,685)      (22,517,433)      (15,445,533)
Extensions, additions and discoveries .................        6,061,487        12,757,280        56,781,465
Production ............................................       (2,132,680)       (3,372,040)       (2,390,023)
Development costs .....................................        5,031,367                --                --
Purchases in place ....................................               --           397,644                --
Sales in place ........................................         (116,043)       (1,136,460)       (4,292,526)
                                                            ------------      ------------      ------------
         Net change ...................................       (9,959,554)      (13,871,009)       34,653,383
Standardized Measure, End of Period ...................     $ 24,193,525      $ 34,153,079      $ 48,024,088
                                                            ============      ============      ============

         Year-end weighted average oil prices used in the estimation of proved reserves and calculation of the standardized measure were $8.04, $13.46, and $19.50 per Bbl at December 31, 1998, 1997, and 1996, respectively. Year-end weighted average gas prices were $2.09, $2.03, and $3.37, per Mcf at December 31, 1998, 1997, and 1996, respectively. 1998 weighted average oil price includes a positive impact from crude oil hedging transactions resulting in a realized price of $11.89 in 1999 and $8.75 in 2000. Weighted average oil price, excluding hedges would have been $7.80. Price and cost revisions are primarily the net result of changes in period-end prices, based on beginning of period reserve estimates.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
 2        Exchange Agreement (filed as Exhibit 2 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

 3.1      Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

 3.2      Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1,
          Registration No. 333-34241, and incorporated herein by reference).

 4        Form of Common Stock Certificate (filed as Exhibit 4 to the Company's Registration
          Statement on Form S-1, Registration No. 333- 34241, and incorporated herein by reference).

10.1      Stockholders Agreement (filed as Exhibit 10.1 to the Company's Registration Statement on
          Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.2      Registration Rights Agreement (filed as Exhibit 10.2 to the Company's Registration
          Statement on Form S-1, Registration No. 333- 34241, and incorporated herein by reference).

10.3      Financial Advisory Services Agreement (filed as Exhibit 10.3 to the Company's Registration
          Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.4      1997 Incentive Plan (filed as Exhibit 10.4 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

10.5      Form of Confidentiality and Noncompete Agreement between the Company and each of its executive officers (filed as Exhibit 10.5 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

10.6      Form of Indemnity Agreement between the Company and each of its executive officers (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No.
          333-34241, and incorporated herein by reference).

10.7      Amended and Restated Loan Agreement, dated September 15, 1997, among Petroglyph Gas
          Partners, L.P., Petroglyph Energy, Inc. and The Chase Manhattan Bank (filed as Exhibit
          10.7 to the Company's Registration Statement on Form S-1, Registration No. 333- 34241, and
          incorporated herein by reference).

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
10.8      Cooperative Plan of Development and Operation for the Antelope Creek Enhanced Recovery
          Project Duchesne, County Utah, dated as of February 17, 1994, by and between Petroglyph
          Operating Company, Inc., Inland Resources, Inc., Petroglyph Gas Partners, L.P., Ute Indian
          Tribe and Ute Distribution Corporation (filed as Exhibit 10.12 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.9      Exploration and Development Agreement between The Ute Indian Tribe, The Ute Distribution
          Corporation and Petroglyph Gas Partners, L.P. (filed as Exhibit 10.13 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.10     Antelope Creek Unit Participation Agreement, dated as of June 1, 1996, by and between
          Petroglyph Operating Company, Inc., Petroglyph Gas Partners, L.P. and CoEnergy Enhanced
          Production, Inc. (filed as Exhibit 10.14 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

10.11     Unit Operating Agreement Unit, dated June 1, 1996, by and between Petroglyph Operating
          Company, Inc., Petroglyph Gas Partners, L.P. and CoEnergy Enhanced Production, Inc. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1, Registration No.
          333-34241, and incorporated herein by reference).

10.12     Water Agreement, dated October 1, 1994, between East Duchesne Culinary Water Improvement
          District and Petroglyph Operating Company, Inc. (filed as Exhibit 10.16 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.13     Asset Purchase and Sale Agreement, dated May 15, 1997, among Infinity Oil & Gas, Inc. and
          PGP II, L.P. (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1,
          Registration No. 333-34241, and incorporated herein by reference).

10.14     Lease Agreement between Hutch Realty, L.L.C. and Petroglyph Operating Company, Inc. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration No.
          333-34241, and incorporated herein by reference).

10.15     Letter dated August 21, 1997 from Hutch Realty, L.L.C. to Petroglyph Operating Company,
          Inc. concerning renewal of Lease Agreement (filed as Exhibit 10.19 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.16     Warrant Agreement, dated September 15, 1997, among The Chase Manhattan Bank, Petroglyph
          Gas Partners, L.P. and Petroglyph Energy, Inc. (filed as Exhibit 10.20 to the Company's
          Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.17     Registration Rights Agreement, dated September 15, 1997, between The Chase Manhattan Bank and Petroglyph Energy, Inc. (filed as Exhibit 10.21 to the Company's Registration
          Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

10.18     Guaranty dated September 15, 1997 by Petroglyph Energy, Inc. in favor of The Chase
          Manhattan Bank (filed as Exhibit 10.22 to the Company's Registration Statement on Form
          S-1, Registration No. 333-34241, and incorporated herein by reference).

10.19     First Firm Transportation Service Agreement, dated July 1, 1998, between Petroglyph
          Energy, Inc. and Colorado Interstate Gas Company.

10.20     Second Firm Transportation Service Agreement, dated July 1, 1998, between Petroglyph
          Energy, Inc. and Colorado Interstate Gas Company.

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENT
-------                           -----------------------
10.21     Interruptible Transportation Service Agreement, dated January 1, 1999, between Petroglyph
          Energy, Inc. and Colorado Interstate Gas Company.

10.22     Form of Severance Agreement as entered into effective as of December 1, 1998, by and between Petroglyph Energy, Inc. and each of Robert C. Murdock, Robert A. Christensen, S.
          Kennard Smith and Tim A. Lucas.

21        Subsidiaries of the Registrant

23.1      Consent of Lee Keeling and Associates, Inc., independent reserve engineers.

27        Financial Data Schedule.