Form 10-Q
period 1999-03-31
PETROGLYPH ENERGY INC
filed 1999-05-14
CIK 1038052

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       or

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


                                 (316) 665-8500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         As of April 30, 1999, 5,458,333 shares of common stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.


--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

Forward Looking Information and Risk Factors....................................................................  1

                                 PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998...........................  2
               Consolidated Statements of Operations for the Three Months Ended
                      March 31, 1999 and 1998...................................................................  3
               Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 1999 and 1998...................................................................  4
               Notes to Consolidated Financial Statements.......................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................  7

Item 3.Quantitative and Qualitative Disclosures About Market Risk..............................................  11

                                  PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................................................  12

               Signatures....................................................................................... 13

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

ITEM 1.   FINANCIAL STATEMENTS

                             PETROGLYPH ENERGY, INC
                           Consolidated Balance Sheets
                                 (in thousands)

                          ASSETS                                           MARCH 31,     DECEMBER 31,
                                                                             1999            1998
                                                                         ------------    ------------
                                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents                                           $        532    $      2,008
     Accounts receivable:
        Oil and natural gas sales                                                 272             265
        Joint interest billing                                                    410             835
        Other                                                                      79             133
     Inventory                                                                  1,411           1,234
     Prepaid expenses                                                             203             247
                                                                         ------------    ------------
               Total Current Assets                                             2,907           4,722
                                                                         ------------    ------------
Property and Equipment, successful efforts method at cost:
        Proved properties                                                      32,878          32,191
        Unproved properties                                                    10,540          10,072
        Pipelines, gas gathering and other                                     10,414          10,025
                                                                         ------------    ------------
                                                                               53,832          52,288
     Less:  Accumulated depletion, depreciation, and amortization             (12,032)        (11,590)
                                                                         ------------    ------------
        Property and equipment, net                                            41,800          40,698
     Other assets, net of accumulated amortization                                447             615
                                                                         ------------    ------------
               Total Assets                                              $     45,154    $     46,035
                                                                         ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities:
        Trade                                                            $      1,022    $      2,088
        Oil and natural gas sales                                                 273             280
        Current portion of long-term debt                                         500              --
        Other                                                                     283             403
                                                                         ------------    ------------
               Total Current Liabilities                                        2,078           2,771
                                                                         ------------    ------------
Long-term Debt                                                                  8,000           7,500
Deferred Tax Liability                                                            204             452
Stockholders' Equity:
     Common Stock, par value $.01 par share; 25,000,000 shares
       authorized; 5,458,333 shares issued and outstanding                         55              55
     Paid-in capital                                                           46,134          46,134
     Retained earnings (deficit)                                              (11,317)        (10,877)
                                                                         ------------    ------------
        Total Stockholders' Equity                                             34,872          35,312
                                                                         ------------    ------------
               Total Liabilities and Stockholders' Equity                $     45,154    $     46,035
                                                                         ============    ============


          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC
                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         ----------------------------
                                                                             1999            1998
                                                                         ------------    ------------
Operating Revenues:
    Oil sales                                                            $        616    $        793
    Natural gas sales                                                             320             313
    Other                                                                          79              35
                                                                         ------------    ------------
      Total operating revenues                                                  1,015           1,141
Operating Expenses:
    Lease operating                                                               501             595
    Production taxes                                                               36              60
    Exploration costs                                                              --              --
    Depletion, depreciation and amortization                                      448             450
    General and administrative                                                    475             495
                                                                         ------------    ------------
      Total operating expenses                                                  1,460           1,600
                                                                         ------------    ------------
      Operating loss                                                             (445)           (459)

Other Income:
    Interest income (expense), net                                                (69)            204
    Gain on sales of property and equipment, net                                   --              28
                                                                         ------------    ------------
      Net loss before income taxes                                               (514)           (227)
Income Tax Benefit:
    Deferred                                                                     (185)            (88)
    Current                                                                        --              --
                                                                         ------------    ------------
      Total income tax benefit                                                   (185)            (88)
                                                                         ------------    ------------
    Net loss before change in accounting principle                               (329)           (139)
    Change in accounting principle (net of tax)                                  (111)             --
                                                                         ------------    ------------
    Net loss                                                             $       (440)   $       (139)
                                                                         ============    ============
    Net loss per common share before change in accounting principle
              basic and diluted                                          $      (0.06)   $      (0.03)
    Net loss per common share from change in accounting principle        $      (0.02)   $         --
                                                                         ------------    ------------
    Net loss per common share, basic and diluted                         $      (0.08)   $      (0.03)
                                                                         ============    ============

Weighted average common shares outstanding                                  5,458,333       5,458,333
                                                                         ============    ============

                             PETROGLYPH ENERGY, INC
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                            1999          1998
                                                                         ----------    ----------
Operating Activities:
    Net income (loss) before income taxes                                $     (440)   $     (139)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depletion, depreciation and amortization                                  448           457
      Gain on sales of property and equipment, net                               --           (28)
      Expense of capitalized organization costs
             due to change in accounting principle                              173            --
      Deferred taxes                                                           (248)          (88)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                                472          (127)
      Increase  in inventory                                                   (177)         (541)
      (Increase) decrease in prepaid expenses                                    44          (104)
      Decrease in accounts payable and
        accrued liabilities                                                  (1,193)       (1,240)
                                                                         ----------    ----------
             Net cash provided by (used in) operating activities:              (921)       (1,810)
                                                                         ----------    ----------
Investing Activities:
    Proceeds from sales of property and equipment                                --            33
    Additions to oil and natural gas properties, including
      exploration costs                                                      (1,155)       (3,668)
    Additions to pipelines, natural gas gathering and other                    (389)         (425)
                                                                         ----------    ----------
      Net cash used in investing activities                                  (1,544)       (4,060)
                                                                         ----------    ----------
Financing Activities:
    Proceeds from issuance of, and draws on, notes payable                    1,000            --
    Payments for financing costs                                                (11)          (10)
                                                                         ----------    ----------
      Net cash provided by (used in) financing activities                       989           (10)
                                                                         ----------    ----------
             Net decrease in cash and cash equivalents                       (1,476)       (5,880)
Cash and Cash Equivalents, beginning of period                                2,008        16,679
                                                                         ----------    ----------
Cash and Cash Equivalents, end of period                                 $      532    $   10,799
                                                                         ==========    ==========

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

        The accompanying consolidated financial statements of Petroglyph include the assets, liabilities and results of operations of its wholly owned subsidiary, Petroglyph Operating Company, Inc. ("POCI"). POCI is a subchapter C corporation. POCI is the designated operator of all wells for which the Company has acquired operating rights. Accordingly, all producing overhead and supervision fees were charged to the joint accounts by POCI. All material intercompany transactions and balances have been eliminated in the preparation of the accompanying consolidated financial statements.

        The Company's operations are primarily focused in the Uinta Basin of Utah and the Raton Basin of Colorado with additional operations in DeWitt and Victoria Counties in South Texas.

        The accompanying consolidated financial statements of Petroglyph, with the exception of the consolidated balance sheet at December 31, 1998, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1999 and the related results of operations for the three-month periods ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for a full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.

(2)     LONG-TERM DEBT

        Effective September 30, 1998, the Company entered into a credit agreement with the Chase Manhattan Bank ("Chase") (the "Credit Agreement"). The Credit Agreement established a credit facility for the Company of up to $50.0 million with a two-year revolving line and an original borrowing base of $15.0 million to be redetermined quarterly. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate plus a margin determined by the amount outstanding under the facility.

        Based on crude oil prices in effect at December 31, 1998, the available borrowing base was redetermined at March 31, 1999 to $9.0 million. In accordance with the terms of the Credit Agreement, this borrowing base will be reduced to $8.0 million effective June 15, 1999 with the next redetermination scheduled for June 30, 1999. Accordingly, the Company has reclassified $500,000 of the $8.5 million outstanding under the Credit Agreement as current portion of long-term debt in anticipation of repayment by June 15, 1999.

(3)     COMMITMENTS

        The Company had one open oil hedging contract at March 31, 1999, which is a crude oil collar on 119,250 Bbls of oil with a floor price of $17.00 per Bbl and a ceiling price of $22.00 per Bbl indexed to the NYMEX light crude future settlement price. This contract covers 13,250 Bbls of oil per month for the remainder of the year.

        The Company has contracted for the sale of its current Utah natural gas production for 12 months beginning October 1998. The average realized price over the life of this contract should be no less than $1.93 per MMBtu or approximately $2.20 per Mcf using the Company's current conversion factor.

        Utah gas production beginning in October 1999 and Texas gas production beginning in April 1999 are contracted as follows:

           TERM        BEGINNING          VOLUME           AVERAGE PRICE
        ---------    -------------      ----------       -----------------
        12 months    October 1999     1500 MMBtu/day    $2.010/MMBtu ($2.33/MCF)
        12 months    April 1999       1000 MMBtu/day    $1.923/MMBtu ($2.01/MCF)

        The Company uses price hedging arrangements and fixed price natural gas sales contracts as described above to reduce price risk on a portion of its oil and natural gas production.

        In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after September 15, 1999. With its current hedge contracts, management believes Statement 133 will have no impact on the financial statements of the Company.

        During July 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately 37 miles of 10-inch steel pipeline from near Trinidad, Colorado, to the Company's Raton Basin coalbed methane development area approximately 6 miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999 with a delivery capacity of approximately 50 MMcf per day and will provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company has committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity beginning February 1, 1999, and ending January 31, 2009. The commitment begins at a minimum volume of 2,000 Mcf per day and increases after each three-month period by 1,000 Mcf per day, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period the Company has the option to: 1) continue the agreement with a minimum volume to 16,000 Mcf per day, 2) increase the minimum volume to 32,000 Mcf per day, or 3) eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less a credit applied for the Company's Raton Basin commercial gas production up to 16,000 Mcf per day. This cost could be applied as a credit to transportation elsewhere on CIG's system. The Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates.

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

                                                                     Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                   1999           1998
                                                               ------------   ------------

        Production Data:

         Oil (Bbls) ........................................         50,612         67,463

         Natural gas (Mcf) .................................        171,498        153,492

         Total (BOE) .......................................         79,195         93,045

        Average Daily Production:

         Oil (Bbls) ........................................            562            750

         Natural gas (Mcf) .................................          1,906          1,705

         Total (BOE) .......................................            880          1,034

        Average Sales Price per Unit (1):

         Oil (per Bbl) (2) .................................   $      12.18   $      11.75

         Natural gas (per Mcf) .............................   $       1.86   $       2.04

        Costs Per BOE:

         Lease operating expenses ..........................   $       6.33   $       6.40

         Production and property taxes .....................   $       0.45   $       0.65

         Depletion, depreciation, and
            amortization ...................................   $       5.66   $       4.84

         General and administrative ........................   $       6.00   $       5.32

(1)      Before deduction of production taxes.

(2) Excluding the effects of crude oil hedging transactions, the weighted average sales price per Bbl of oil was $9.09 and $11.17 for the three months ended March 31, 1999 and 1998, respectively.

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

         During the three months ended March 31, 1999, the Company drilled 3 gross (2 net) wells and completed 2 gross (1 net) wells in Texas. One well was a dry hole and accrued as exploration expense in 1998. This compares with 13 gross (8.5 net) wells drilled and 12 gross (6 net) wells completed during the three months ended March 31, 1998.


 RESULTS OF OPERATIONS

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         OPERATING REVENUES

         Oil revenues decreased 22% to $616,000 for the quarter ended March 31, 1999, as compared to $793,000 for the same period in 1998, as approximately 30 wells were taken out of production in the last half of 1998 due to low oil prices and conversions to water injection status. Oil production declined 25% between periods to 50,612 Bbls as producing wells were converted to water injection in support of the Antelope Creek waterflood project.

         Natural gas revenues increased by 2% to $320,000 for the quarter ended March 31, 1999, as compared to $313,000 for the same period in 1998. Gas production volumes rose 12% to 171,498 Mcf as increased production from the Company's successful drilling activities in Texas more than offset volume reductions in Utah. The volume gains were mitigated by a 9% decline in average gas price to $1.86 per Mcf compared to the first quarter of 1998.

         OPERATING EXPENSES

         Lease operating expense of $501,000 declined $.07 per BOE and 16% overall for the quarter ended March 31, 1999 compared to the same 1998 period. This decline was primarily a result of the reduction in the number of producing wells mentioned above.

         General and administrative expenses decreased to $475,000 for the quarter ended March 31, 1999, as compared to $495,000 for the quarter ended March 31, 1998. The first quarter 1999 figure includes severance charges of $55,000. The Company has undertaken a 40% reduction in personnel since October 1998. It is expected that this reduction in personnel costs and associated general and administrative expense will become more pronounced in the remainder of 1999.

         OTHER INCOME (EXPENSES)

         Interest expense, net of interest income, for the quarter ended March 31, 1999 was $69,000, as compared to $204,000 net interest income in the first quarter of 1998. This represents the decline in invested funds from the Offering to a net debt position at the end of 1998.

         CHANGE IN ACCOUNTING PRINCIPLES

         The Company is required to comply with Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, for fiscal years beginning after December 15, 1998. This SOP requires start-up and organizational costs be expensed as incurred. It also requires start-up and organizational costs previously capitalized be expensed and that the resulting one-time expense be accounted for as a change in accounting principle. Accordingly, the Company has shown as a change in accounting principle $111,200, which represents net capitalized organizational costs of $173,700 and the associated income tax benefit of $62,500.

 LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW AND WORKING CAPITAL

         Cash used in operating activities was $921,000 for the quarter ended March 31, 1999. Accounts receivable decreased $472,000. The Company used cash on hand and a $1 million draw under the Credit Agreement to reduce accounts payable and accrued liabilities by $1,193,000 and to finance $1,544,000 of capital spending. During the first quarter of 1999 a total of 3 gross (2 net) wells were drilled and 2 gross (1 net) wells were completed and put to production. In addition, pipeline infrastructure was completed in the Raton Basin.

         The Company expects to utilize future cash flow from operations and asset sales and cash on hand for its working capital requirements, including a reduction of $500,000 in its outstanding credit facility balance under the Credit Agreement by June 15, 1999. The Company believes that cash on hand, proceeds from future asset sales, revenues and future availability under the Credit Agreement, if any, will be adequate to support its budgeted working capital and capital expenditure requirements for at least the next 12 months. The Company anticipates that proceeds from sales of assets will provide additional capital to fund its debt reduction plans and position the Company to better take advantage of acquisition opportunities and fund its discretionary capital budget.

         Effective April 1, 1999, the Company completed the sale of its Texas compression assets as planned for net proceeds of $785,000. This sale will result in a second quarter gain of approximately $526,000.

         CAPITAL EXPENDITURES

         During the first quarter of 1999, the Company converted 2 gross (1 net) producing wells in the Antelope Creek Field to water injectors and began returning shut-in wells to producing status as a result of oil price increases. The Company expects Antelope Creek Field waterflood response to continue to improve as water injection continues. Depending on available cash flow, up to 20 production wells may be converted to injectors during the remainder of 1999 to increase field-wide water injection response.

         In the first quarter of 1999, the Company completed its water disposal and gas gathering system infrastructure in the Raton Basin. Approximately 30,000 Bbls of water per day are currently produced from the 17 well pilot area. This pilot project continues to progress according to engineering expectations. Dewatering of coalbeds through the production of water is a necessary precondition to economical production of coalbed methane gas. Water levels in the production wells are dropping and the small volumes of produced gas are increasing.

         During the first quarter of 1999, the Company drilled 3 gross (2 net) wells and completed 2 gross (1 net) wells in the Helen Gohlke Field in Victoria and Dewitt Counties, Texas. One gross and net well was a dry hole and accrued as exploration expense in 1998. This property, which is non-core to the Company's reserve development strategy, is currently offered for sale.

         FINANCING

         Effective September 30, 1998, the Company entered into the Credit Agreement with Chase. The Credit Agreement established a credit facility for the Company of up to $50.0 million with a two-year revolving line and an original borrowing base of $15.0 million to be redetermined quarterly. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate plus a margin determined by the amount outstanding under the facility.

         Based on crude oil prices in effect at December 31, 1998, the available borrowing base was redetermined at March 31, 1999 to $9.0 million. In accordance with the terms of the Credit Agreement, this borrowing base will be reduced to $8.0 million effective June 15, 1999, with the next redetermination scheduled for June 30, 1999. Accordingly, the Company has reclassified $500,000 of the $8.5 million outstanding under the Credit Agreement as current portion of long-term debt in anticipation of repayment by June 15, 1999.

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

         The information technology and systems of the Company are believed to be Year 2000 compliant. Activity in this area included installing and testing software upgrades and service releases supplied by vendors and testing the processing ability of hardware and computer equipment with embedded technology. Most of these upgrades were system replacements conducted in 1996 and 1997 to improve business efficiencies and functionality and were not undertaken solely to address the Year 2000 issues. As such, management believes the Year 2000 issues with respect to the Company's information technology and systems will not have a significant effect on the Company's financial position or operations.

         The process controls and embedded technology area is in the assessment phase with approximately 70% in the remediation and verification phases. Field level processors, meters and equipment utilized by the Company are not expected to contain embedded technology such as microprocessors. However, the Company continues to conduct internal evaluations and hold discussions with suppliers to ensure appropriate measures are taken to minimize the impact to operations caused by any unidentified company or third party Year 2000 issues. The Company also relies on non-information technology systems such as telephones, facsimile machines, security systems and other equipment which may have embedded technology such as micro processors, which may or may not be Year 2000 compliant. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations. Management anticipates a complete evaluation of this area to conclude by the end of the third quarter 1999.

         The third party suppliers, vendors, partners, customers and governmental entities area is currently in the assessment phase with approximately 50% in the remediation and verification phase. Formal communications have been initiated with vendors, suppliers, customers and others with whom the Company has significant business relationships. The Company continues to evaluate responses and make additional inquiries as needed. As the Company is in the process of collecting this information from third parties, Management cannot currently determine whether third party compliance issues will materially affect its operations. However, the Company is not currently aware of any third party issues that would cause a significant business disruption. Management anticipates a complete evaluation of this area to conclude by the end of the third quarter 1999.

         The total cost of the Company's Year 2000 program is not expected to be material to the Company's financial position. The Company anticipates spending a total of $20,000 during the remainder of 1999 for Year 2000 related modifications and testing.

         The Company is developing contingency plans in the unlikely event that portions of its Year 2000 program are inadequate. The Company believes that the most likely worst-case Year 2000 scenarios are as follows: (i) unanticipated Year 2000 induced failures in information systems could cause a reliance on manual contingency procedures and significantly reduce efficiencies in the performance of certain normal business activities; (ii) slow downs or disruptions in the third party supply chain due to Year 2000 causes could result in operational delays and reduced efficiencies in the performance of certain normal business activities. Manual systems and other procedures are being considered to accommodate significant disruptions that could be caused by system failures. When possible, alternative providers are being identified in the event certain critical suppliers become unable to provide an acceptable level of service to the Company. The Company's contingency plans should be completed by the end of third quarter 1999.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 1999, the Company had 13,250 Bbls per month of 1999 oil production hedged at a NYMEX floor price of $17.00 per Bbl and a ceiling price of $22.00 per Bbl. These arrangements could be classified as derivative commodity instruments subject to commodity price risk. The Company uses hedging contracts to manage its price risk and limit exposure to short-term fluctuations in commodity prices. However, should 1999 NYMEX oil prices rise above $22.00 per Bbl, the Company would not receive the marginal benefit of oil prices in excess of $22.00 per Bbl.

         Additionally, the Company is subject to interest rate risk, as $8.5 million owed at March 23, 1999 under the Company's revolving credit facility accrues interest a floating rates tied to LIBOR. The Company's current average rate is approximately 7.25% locked in for 90-day terms.

         The Company performed a sensitivity analysis to assess the potential effect of commodity price risk and interest rate risk and determined that the effect, if any, of reasonably possible near-term changes in NYMEX oil prices or interest rates on the Company's financial position, results of operations and cash flow should not be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              Financial Data Schedule

(b)      Reports Submitted on Form 8-K:

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PETROGLYPH ENERGY, INC.



                                   By: /s/ Robert C. Murdock
                                       -----------------------------------
                                       Robert C. Murdock
                                       President & Chief Executive Officer



                                   By: /s/ Tim A. Lucas
                                       -----------------------------------
                                       Tim A. Lucas
                                       Vice President & Chief Financial Officer



Date:   May 13, 1999

                               INDEX TO EXHIBITS

Exhibit
Number        Description
-------       -----------
  27          Financial Data Schedule