Form 10-Q
period 1999-06-30
PETROGLYPH ENERGY INC
filed 1999-08-16
CIK 1038052

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

                  For the quarterly period ended June 30, 1999

                                       or

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

         As of July 31, 1999, 5,458,333 shares of common stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.


================================================================================

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
Forward Looking Information and Risk Factors...................................................................   1

                                           PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998...........................   2
               Consolidated Statements of Operations for the Three Months and Six Months Ended
                      June 30, 1999 and 1998...................................................................   3
               Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 1999 and 1998...................................................................   4
               Notes to Consolidated Financial Statements......................................................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................   7

Item 3.Quantitative and Qualitative Disclosures About Market Risk..............................................  12

                                            PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................................................  13

               Signatures......................................................................................  14

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

ITEM 1. FINANCIAL STATEMENTS

                             PETROGLYPH ENERGY, INC
                           Consolidated Balance Sheets
                                 (in thousands)


                                    ASSETS                             JUNE 30,      DECEMBER 31,
                                                                        1999            1998
                                                                     -----------    ------------
                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                       $      947      $    2,008
     Accounts receivable:
       Oil and natural gas sales                                            278             265
       Joint interest billing                                                --             835
       Other                                                                 39             133
     Inventory                                                            1,501           1,234
     Prepaid expenses                                                       165             247
                                                                     ----------      ----------
             Total Current Assets                                         2,930           4,722
                                                                     ----------      ----------
Property and Equipment, successful efforts method at cost:
       Proved properties                                                 31,914          32,191
       Unproved properties                                               10,645          10,072
       Pipelines, gas gathering and other                                10,361          10,025
                                                                     ----------      ----------
                                                                         52,920          52,288
     Less:  Accumulated depletion, depreciation and amortization        (11,677)        (11,590)
                                                                     ----------      ----------
       Property and equipment, net                                       41,243          40,698
     Other assets, net of accumulated amortization                          458             615
                                                                     ----------      ----------
             Total Assets                                            $   44,631      $   46,035
                                                                     ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities:
       Trade                                                         $      297      $    2,088
       Oil and natural gas sales                                            301             280
       Current portion of long-term debt                                     --              --
       Other                                                                556             403
                                                                     ----------      ----------
             Total Current Liabilities                                    1,154           2,771
                                                                     ----------      ----------
Long-term Debt                                                            8,000           7,500
Deferred Tax Liability                                                      361             452
Stockholders' Equity:
     Common Stock, par value $.01 par share; 25,000,000 shares
       authorized; 5,458,333 shares issued and outstanding                   55              55
     Paid-in capital                                                     46,134          46,134
     Retained earnings (deficit)                                        (11,073)        (10,877)
                                                                     ----------      ----------
       Total Stockholders' Equity                                        35,116          35,312
                                                                     ----------      ----------
             Total Liabilities and Stockholders' Equity              $   44,631      $   46,035
                                                                     ==========      ==========


           See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                       ------------------------      ------------------------
                                                                          1999          1998            1999          1998
                                                                       ---------      ---------      ---------      ---------
Operating Revenues:
    Oil sales                                                          $     603      $     700      $   1,220      $   1,493
    Natural gas sales                                                        305            287            625            600
    Other                                                                     62             38            141             73
                                                                       ---------      ---------      ---------      ---------
     Total operating revenues                                                970          1,025          1,986          2,166
Operating Expenses:
    Lease operating                                                          450            441            951          1,036
    Production taxes                                                          64             40            100            100
    Exploration costs                                                         --             --             --             --
    Depletion, depreciation and amortization                                 376            441            825            891
    General and administrative                                               429            516            904          1,011
                                                                       ---------      ---------      ---------      ---------
     Total operating expenses                                              1,319          1,438          2,780          3,038
                                                                       ---------      ---------      ---------      ---------
     Operating loss                                                         (349)          (413)          (794)          (872)

Other Income:
    Interest income (expense), net                                          (128)           138           (197)           342
    Gain on sales of property and equipment, net                             877             28            877             56
                                                                       ---------      ---------      ---------      ---------
     Net income (loss) before income taxes                                   400           (247)          (114)          (474)
Income Tax Expense (Benefit):
    Deferred                                                                 156            (97)           (29)          (185)
    Current                                                                   --             --             --             --
                                                                       ---------      ---------      ---------      ---------
     Total income tax expense (benefit)                                      156            (97)           (29)          (185)
                                                                       ---------      ---------      ---------      ---------
    Net income (loss) before change in accounting principle                  244           (150)           (85)          (289)
    Change in accounting principle (net of tax)                               --             --           (111)            --
                                                                       ---------      ---------      ---------      ---------
    Net income (loss)                                                  $     244      $    (150)     $    (196)     $    (289)
                                                                       =========      =========      =========      =========
    Net income (loss) per common share before change in accounting
           principle, basic and diluted                                $    0.04      $   (0.03)     $   (0.02)     $   (0.05)
    Net loss per common share from change in accounting principle      $      --      $      --      $   (0.02)     $      --
                                                                       ---------      ---------      ---------      ---------
    Net income (loss) per common share, basic and diluted              $    0.04      $   (0.03)     $   (0.04)     $   (0.05)
                                                                       =========      =========      =========      =========

Weighted average common shares outstanding                             5,458,333      5,458,333      5,458,333      5,458,333
                                                                       =========      =========      =========      =========




          See accompanying notes to consolidated financial statements.

                                                PETROGLYPH ENERGY, INC
                                        Consolidated Statements of Cash Flows
                                                    (in thousands)
                                                     (Unaudited)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                   1999            1998
                                                                ----------      ----------
Operating Activities:
    Net loss before income taxes                                $     (196)     $     (289)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depletion, depreciation and amortization                         825             893
      Gain on sales of property and equipment, net                    (877)            (56)
      Expense of capitalized organization costs
           due to change in accounting principle                       173              --
      Deferred taxes                                                   (91)           (185)
    Changes in assets and liabilities:
      Decrease in accounts receivable                                  897             378
      Increase  in inventory                                          (293)           (210)
      (Increase) decrease in prepaid expenses                           82            (153)
      Decrease in accounts payable and
        accrued liabilities                                         (1,617)           (733)
                                                                ----------      ----------
           Net cash used in operating activities:                   (1,097)           (355)
                                                                ----------      ----------
Investing Activities:
    Proceeds from sales of property and equipment                    1,475              82
    Additions to oil and natural gas properties, including
      exploration costs                                             (1,398)         (5,830)
    Additions to pipelines, natural gas gathering and other           (526)         (3,612)
                                                                ----------      ----------
      Net cash used in investing activities                           (449)         (9,360)
                                                                ----------      ----------
Financing Activities:
    Proceeds from issuance of, and draws on, notes payable             500              --
    Payments on notes payable                                           --             (37)
    Payments for financing costs                                       (15)            (26)
                                                                ----------      ----------
      Net cash provided by (used in) financing activities              485             (63)
                                                                ----------      ----------
           Net decrease in cash and cash equivalents                (1,061)         (9,778)
Cash and Cash Equivalents, beginning of period                       2,008          16,679
                                                                ----------      ----------
Cash and Cash Equivalents, end of period                        $      947      $    6,901
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

         The accompanying consolidated financial statements of Petroglyph, with the exception of the consolidated balance sheet at December 31, 1998, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1999 and the related results of operations for the three-month and six-month periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for a full year.

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

         Based on crude oil prices in effect at December 31, 1998, the available borrowing base was redetermined at March 31, 1999 to $9.0 million. In accordance with the terms of the Credit Agreement, this borrowing base was reduced to $8.0 million effective June 15, 1999. Because of the change in the borrowing base at June 15, the redetermination scheduled for June 30, 1999 was rescheduled for September 30, 1999.

 (3)    COMMITMENTS

        The Company has hedged a portion of its future production with crude oil collars based on a floor price and a ceiling price indexed to the NYMEX light crude future settlement price. Oil hedge contracts currently in place are:


            DURATION                      VOLUME            FLOOR      CEILING
  ----------------------------       ----------------      ------      -------
   July 1999 - December 1999         13,250 Bbl/month      $17.00       $22.00
  January 2000 - December 2000       12,000 Bbl/month      $17.00       $20.00


         The Company has contracted for the sale of its natural gas production and taken hedge positions to effect the following volumes and prices:


                      DURATION                    VOLUME            AVERAGE PRICE
            -----------------------------    ---------------   -----------------------
   Utah:    October 1998 - September 1999    3,000 MMBtu/day   $1.93 MMBtu ($2.24 MCF)
            October 1999 - September 2000    1,500 MMBtu/day   $2.10 MMBtu ($2.33 MCF)

   Texas:      April 1999 - March 2000       1,000 MMBtu/day   $2.23 MMBtu ($2.30 MCF)
               April 2000 - March 2001       1,000 MMBtu/day   $2.24 MMBtu ($2.32 MCF)

         The Company uses price hedging arrangements and fixed price natural gas sales contracts as described above to reduce price risk on a portion of its oil and natural gas production.

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Statement 133 is effective for fiscal years beginning after June 15, 2000. With its current hedge contracts, management believes Statement 133 will have no impact on the financial statements of the Company.

         During July 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately 37 miles of 10-inch steel pipeline from near Trinidad, Colorado to the Company's Raton Basin coalbed methane development area approximately 6 miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999 with a delivery capacity of approximately 50 MMcf per day and will provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company has committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity beginning February 1, 1999, and ending January 31, 2009. The commitment begins at a minimum volume of 2,000 Mcf per day and increases after each three-month period by 1,000 Mcf per day, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period the Company has the option to: 1) continue the agreement with a minimum volume to 16,000 Mcf per day, 2) increase the minimum volume to 32,000 Mcf per day, or 3) eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less a credit applied for the Company's Raton Basin commercial gas production up to 16,000 Mcf per day. This cost could be applied as a credit to transportation elsewhere on CIG's system. The Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates.

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


OPERATING DATA

         The following table sets forth certain operating data of the Company for the periods presented.



                                         Three Months Ended          Six Months Ended
                                              June 30,                   June 30,
                                      -----------------------     -----------------------
                                         1999         1998           1999         1998
                                      ---------     ---------     ---------     ---------
Production Data:

 Oil (Bbls)                              42,879        67,050        93,491       134,513

 Natural gas (Mcf)                      157,506       139,182       329,005       292,668

 Total (BOE)                             69,130        90,247       148,325       183,291

Average Daily Production:

 Oil (Bbls)                                 471           737           517           743

 Natural gas (Mcf)                        1,731         1,529         1,818         1,617

 Total (BOE)                                760           992           819         1,013

Average Sales Price per Unit (1):

 Oil (per Bbl) (2)                    $   14.07     $   10.44     $   13.05     $   11.10

 Natural gas (per Mcf)                $    1.94     $    2.06     $    1.90     $    2.05

Costs Per BOE:

 Lease operating expenses             $    6.50     $    4.89     $    6.41     $    5.65

 Production and property taxes        $    0.93     $    0.45     $    0.67     $    0.55

 Depletion, depreciation and
    amortization                      $    5.44     $    4.88     $    5.56     $    4.86

 General and administrative           $    6.21     $    5.72     $    6.10     $    5.51

 (1)    Before deduction of production taxes.
 (2) Excluding the effects of crude oil hedging transactions, the weighted average sales price per Bbl of oil was $11.38 and $10.16 for the six months, and $14.07 and $9.14 for the three months ended June 30, 1999 and 1998, respectively.

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

         No wells were drilled or completed during the three months ended June 30, 1999. This compares with 18 gross (9 net) wells drilled and 16 gross (8 net) wells completed during the three months ended June 30, 1998.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         OPERATING REVENUES

         Oil revenues decreased 14% to $603,000 for the quarter ended June 30, 1999, as compared to $700,000 for the same period in 1998, due to a reduction in the average number of producing wells in the Antelope Creek Field between periods and a normal production decline in per well volumes from wells outside the waterflood influence. Oil production declined 36% between periods to 42,879 Bbls. Declining production was mitigated by a $3.63 per Bbl (35%) rise in the average sales price to $14.07 in the second quarter of 1999 compared to the second quarter of 1998.

         Natural gas revenues increased by 6% to $305,000 for the quarter ended June 30, 1999, as compared to $287,000 for the same period in 1998. Gas production volumes rose 13% to 157,506 Mcf. The volume gains offset a 6% decline in average gas price to $1.94 per Mcf (including hedge) compared to the second quarter of 1998.

         OPERATING EXPENSES

         Lease operating expense of $450,000 increased 2% for the quarter ended June 30, 1999 compared to the same 1998 period. Expense in the current quarter included $51,000 in commitment fees for Raton Prospect pipeline capacity compared to zero during the 1998 period. As a result of the commitment fees and lower volumes noted above, average lease operating expense rose $1.61 (33%) to $6.50 per BOE compared to the second quarter of 1998.

         Depreciation, depletion and amortization expense decreased by 15% to $376,000 for the quarter ended June 30, 1999, as compared to $441,000 for the same period in 1998. Since depletion and depreciation on oil and gas leaseholds and equipment is calculated based on production, the lower volumes in the second quarter of 1999 translate into reduced expense on oil and gas properties. However, the depreciation expense for non-oil and gas equipment was spread over lower sales volume than in the second quarter of 1998. Thus, total depreciation, depletion and amortization expense rose $0.56 (11%) to $5.44 per BOE in the second quarter of 1999 compared to the same period in 1998.

        General and administrative expenses decreased 17% to $429,000 for the quarter ended June 30, 1999, as compared to $516,000 for the quarter ended June 30, 1998. The Company's cost reduction plan, initiated in the fourth quarter of 1998 due to low oil prices and decreased drilling activity, was completed in April 1999.

         OTHER INCOME (EXPENSES)

         Interest expense, net of interest income, for the quarter ended June 30, 1999 was $128,000, as compared to $138,000 net interest income in the second quarter of 1998. This represents the decline in invested funds from the Offering to a net debt position during the second quarter of 1999.

         In the second quarter of 1999 the Company realized a gain of $877,000 and cash of $1,475,000 from the sale of compression equipment in Utah and Texas and miscellaneous surplus equipment in inventory. Gain on sales of property and equipment in the second quarter of 1998 was $28,000.

RESULTS OF OPERATIONS

         Six Months Ended June 30, 1999 Compared to Six Months Ended June 30,
         1998

         OPERATING REVENUE

         Oil revenues of $1,220,000 for the first six months of 1999 were 18% below oil revenues for the first half of 1998. The volume of oil sold declined 41,022 barrels (30%) compared to the same period in 1998, as approximately 30 wells were taken out of production in the last half of 1998 due to low oil prices and conversions to water injection status. The Company's average realized oil price increased 18% to $13.05 per barrel in the first half of 1999 from $11.10 for the same period in 1998, which offset the production decline.

         Gas volumes in the first half of 1999 increased 12% to 329,005 Mcf compared to 292,668 Mcf for the same period in 1998. Gas volumes in the Antelope Creek Field decreased in tandem with oil volumes. However, first half 1999 gas sales from wells drilled in the Helen Gohlke Field in 1998 more than offset production declines from the Antelope Creek Field properties. The average sales price for the first half of 1999 declined $.15 to $1.90 (hedge adjusted) compared to $2.05 for the same period in 1998. The overall result was a 4% increase in gas revenues to $625,000 in the first half of 1999 compared to $600,000 in 1998.

         OPERATING EXPENSES

         Lease operating expenses through June 30, 1999 were $951,000, or 8% less than for the first six months of 1998, due primarily to the reduced number of producing wells mentioned above. However, because of lower sales volumes, lease operating costs rose 13% to $6.41 per BOE for the first half of 1999 compared to $5.65 for the same period in 1998.

         Depreciation, depletion and amortization expense for the first half of 1999 was $825,000 compared to $891,000 through June 30, 1998. Decline in sales volume during the period caused depreciation, depletion and amortization expense to rise 14% to $5.56 per BOE for the first six months of 1999 compared with $4.86 per BOE for the first half of 1998.

         General and administrative expenses fell $107,000 (11%) to $904,000 for the first half of 1999 compared to the same period in 1998. The Company completed its cost reduction plan in April of 1999 and included $82,000 in severance costs in the general and administrative expenses for the first half of 1999. Excluding severance charges, general and administrative costs declined 19% between periods.

         OTHER INCOME (EXPENSES)

         Net interest expense for the first half of 1999 was $197,000 compared to $342,000 net interest income for the same period in 1998. Proceeds from the Offering and borrowed funds were invested in drilling and development activities throughout 1998, resulting in a net debt position during the first six months of 1999.

         Gain on sales of properties increased from $56,000 in the first half of 1998 to $877,000 for the first half of 1999. During the first half of 1999, the Company realized cash of $1,475,000 from the sale of compression equipment in Utah and Texas and surplus equipment in inventory.

         CHANGE IN ACCOUNTING PRINCIPLE

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


LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW AND WORKING CAPITAL

         Cash used in operating activities was $1,097,000 for the six months ended June 30, 1999. Accounts receivable decreased $897,000 as credits were posted to joint interest owners for a share of equipment sales. The Company used cash on hand, $1,475,000 proceeds from sales of property and equipment, and a $1 million draw under the Credit Agreement to reduce accounts payable and accrued liabilities by $1,617,000, repay $500,000 of bank debt, and to finance $1,924,000 of capital spending. During the first quarter of 1999 a total of 3 gross (2 net) wells were drilled and 2 gross (1 net) wells were completed and put to production. In addition, pipeline infrastructure was completed in the Raton Basin. No wells were drilled or completed in the second quarter of 1999.

         In the second quarter of 1999 the Company realized a gain of $877,000 and cash of $1,475,000 from the sale of Utah and Texas compression facilities and miscellaneous surplus equipment in inventory.

The Company expects to realize future cash from operations, asset sales, increased availability under its Credit Agreement, if any, and the development of other capital resources. The Company believes that a combination of these sources and current cash on hand will be adequate to support its budgeted working capital and discretionary capital expenditure programs for at least the next 12 months. The Company is actively pursuing capital to fund its drilling, development, and acquisition plans and, if successful, intends to proceed with the further development of its properties.

         CAPITAL EXPENDITURES

         During the first half of 1999, the Company converted 2 gross (1 net) producing wells in the Antelope Creek Field to water injectors and began returning shut-in wells to producing status as a result of oil price increases. The Company expects Antelope Creek Field waterflood response to continue to improve as water injection continues. Depending on available cash flow, up to 12 production wells may be converted to injectors during the remainder of 1999 to increase field-wide water injection response.

         In the first half of 1999, the Company completed its water disposal and gas gathering system infrastructure in the Raton Basin. Approximately 30,000 Bbls of water per day are currently produced from the 17 well pilot area. This pilot project continues to progress according to engineering expectations. Dewatering of coalbeds through the production of water is a necessary precondition to economical production of coalbed methane gas. The water level in several production wells is dropping and the volume of produced gas and the number of wells producing measurable gas quantities are increasing. Pending testing of current gas production levels, the Company may begin replacing gas purchased for field usage with produced gas.

         During the first half of 1999, the Company drilled 3 gross (2 net) wells and completed 2 gross (1 net) wells in the Helen Gohlke Field in Victoria and Dewitt Counties, Texas. One gross and net well was a dry hole and accrued as exploration expense in 1998. The Company expects to drill 1 gross (0.5 net) well in the Helen Gohlke Field in the third quarter of 1999 in accordance with a seismic option agreement. This property, which is non-core to the Company's reserve development strategy, is currently offered for sale.

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

         Based on crude oil prices in effect at December 31, 1998, the available borrowing base was redetermined at March 31, 1999 to $9.0 million. In accordance with the terms of the Credit Agreement, this borrowing base was reduced to $8.0 million effective June 15, 1999. Because of the change in the borrowing base at June 15, the redetermination scheduled for June 30, 1999 was rescheduled for September 30, 1999.

         YEAR 2000 ISSUES

         The Company is aware of the potential for disruption of its business as a result of the failure of computer systems which will not properly recognize "00" in date sensitive information when the year changes to 2000. Such failures are collectively characterized as the "Year 2000 issue".

         Management of the Company has formed a Year 2000 Team (the "Team"), consisting of managers and knowledgeable employees, to assess and identify the potential risks of the Year 2000 issue on the Company and to take the necessary actions to nullify, as much as possible, the impact of the Year 2000 issue. The Team has developed a program around the following major areas:

         o        Information technology and systems

         o        Process controls and embedded technology

         o Third party service and supply providers, customers and governmental entities

         The information technology and systems of the Company are believed to be Year 2000 compliant. Software upgrades and service releases supplied by vendors have been installed. The processing ability of hardware and computer equipment with embedded technology has been successfully tested. Most of these upgrades were system replacements conducted in 1996 and 1997 to improve business efficiencies and functionality and were not undertaken solely to address the Year 2000 issues. As such, Management believes the Year 2000 issues with respect to the Company's information technology and systems will not have a significant effect on the Company's financial position or operations.

         The process controls and embedded technology area is essentially complete, but ongoing. Field level processors, meters and equipment utilized by the Company are not expected to contain embedded technology such as microprocessors. However, the Company continues to conduct internal evaluations and hold discussions with suppliers to ensure appropriate measures are taken to minimize the impact to operations caused by any unidentified company or third party Year 2000 issues. The Company also relies on non-information technology systems such as telephones, facsimile machines, security systems and other equipment which may have embedded technology such as microprocessors, which may or may not be Year 2000 compliant. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations. Management anticipates a complete evaluation of this area to conclude by the end of the third quarter 1999.

         Formal communications have been initiated with vendors, suppliers, customers and others with whom the Company has significant business relationships. Approximately 85% of correspondents have responded. The Team continues to evaluate responses and make additional inquiries as needed. The Company is not currently aware of any third party issues that would cause a significant business disruption. Management anticipates a complete evaluation of this area to conclude by the end of the third quarter 1999.

         The total cost of the Company's Year 2000 program is not expected to be material to the Company's financial position. The Company anticipates spending less than $10,000 during the remainder of 1999 for Year 2000 related modifications and testing.

         The Company continues to develop its contingency plans in the unlikely event that portions of its Year 2000 program are inadequate. The Company believes that the most likely worst-case Year 2000 scenarios are as follows: (i) unanticipated Year 2000 induced failures in information systems could cause a reliance on manual contingency procedures and significantly reduce efficiencies in the performance of certain normal business activities; and (ii) slow downs or disruptions in the third party supply chain due to Year 2000 causes could result in operational delays and reduced efficiencies in the performance of certain normal business activities. Manual systems and other procedures are being developed to accommodate significant disruptions that could be caused by system failures. When possible, alternative providers are being identified in the event certain critical suppliers become unable to provide an acceptable level of service to the Company. The Company's contingency plans should be completed by the end of third quarter 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company currently has oil and gas hedge contracts in place further described in Note 3 (Commitments) to Consolidated Financial Statements. These arrangements could be classified as derivative commodity instruments subject to commodity price risk. The Company uses hedging contracts to manage its price risk and limit exposure to short-term fluctuations in commodity prices. However, should NYMEX oil prices rise above the ceiling prices in effect for the periods mentioned above, the Company would not receive the marginal benefit of oil prices in excess of the ceiling prices.

        Additionally, the Company is subject to interest rate risk, as $8 million owed at June 30, 1999 under the Company's revolving credit facility accrues interest a floating rates tied to LIBOR. The Company's current average rate is approximately 7.8% locked in for 90-day terms.

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

         27           Financial Data Schedule

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


                                 PETROGLYPH ENERGY, INC.



                                 By:    /s/ Robert C. Murdock
                                        ----------------------------------------
                                        Robert C. Murdock
                                        President & Chief Executive Officer



                                 By:    /s/ Tim A. Lucas
                                        ----------------------------------------
                                        Tim A. Lucas
                                        Vice President & Chief Financial Officer



 Date:   August 13, 1999

                               INDEX TO EXHIBITS

EXHIBIT
  NO.              DESCRIPTION
-------            -----------
  27               Financial Data Schedule, filed herewith