Form 10-Q
period 1999-09-30
PETROGLYPH ENERGY INC
filed 1999-11-15
CIK 1038052

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1999

                                       or

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31, 1999, 5,458,333 shares of common stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.



===============================================================================

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

Forward Looking Information and Risk Factors....................................................................  1

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.......................  2
               Consolidated Statements of Operations for the Three Months and Nine Months Ended
                      September 30, 1999 and 1998...............................................................  3
               Consolidated Statements of Cash Flows for the Nine Months Ended
                      September 30, 1999 and 1998...............................................................  4
               Notes to Consolidated Financial Statements.......................................................  5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................  8

Item 3.Quantitative and Qualitative Disclosures About Market Risk..............................................  14

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................................................  15

               Signatures....................................................................................... 16

                             PETROGLYPH ENERGY, INC.

                  FORWARD LOOKING INFORMATION AND RISK FACTORS

     Petroglyph Energy, Inc. (the "Company") or its representatives may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission, regarding estimated future net revenues from oil and natural gas reserves and the present value thereof, planned capital expenditures (including the amount and nature thereof), increases in oil and natural gas production, the number of wells the Company anticipates drilling in quarterly and annual periods, the Company's projected financial position, results of operations, business strategy and other plans and objectives for future operations. Although the Company believes that the expectations reflected in these forward looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or results of operations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include but are not limited to risks inherent in drilling and other development activities, the timing and extent of changes in commodity prices, unforeseen engineering and mechanical or technological difficulties in drilling wells and implementing enhanced oil or coalbed methane gas recovery programs, inaccuracies in measurement, the availability, proximity and capacity of refineries, pipelines and processing facilities, shortages or delays in the delivery of equipment and services, land issues, federal, state and tribal regulatory developments and other risks more fully described in the Company's filings with the Securities and Exchange Commission. All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

                             PETROGLYPH ENERGY, INC
                           Consolidated Balance Sheets
                                 (in thousands)


           ASSETS                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                            1999                  1998
                                                                       --------------        --------------
                                                                         (Unaudited)            (Audited)
Current Assets:
     Cash and cash equivalents                                         $          274        $        2,008
     Accounts receivable:
       Oil and natural gas sales                                                  758                   265
       Joint interest billing                                                      30                   835
       Other                                                                       61                   133
     Inventory                                                                  1,363                 1,234
     Prepaid expenses                                                             143                   247
                                                                       --------------        --------------
             Total Current Assets                                               2,629                 4,722
                                                                       --------------        --------------
Property and Equipment, successful efforts method at cost:
       Proved properties                                                       39,424                32,191
       Unproved properties                                                     10,684                10,072
       Pipelines, gas gathering and other                                      10,395                10,025
                                                                       --------------        --------------
                                                                               60,503                52,288
     Less:  Accumulated depletion, depreciation and amortization              (12,090)              (11,590)
                                                                       --------------        --------------
       Property and equipment, net                                             48,413                40,698
     Other assets, net of accumulated amortization                                284                   615
                                                                       --------------        --------------
             Total Assets                                              $       51,326        $       46,035
                                                                       ==============        ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities:
       Trade                                                           $          645        $        2,088
       Oil and natural gas sales                                                  110                   280
       Current portion of long-term debt                                           --                    --
       Other                                                                      309                   403
                                                                       --------------        --------------
             Total Current Liabilities                                          1,064                 2,771
                                                                       --------------        --------------
Long-term Debt                                                                 15,363                 7,500
Deferred Tax Liability                                                             91                   452
Stockholders' Equity:
     Common Stock, par value $.01 par share; 25,000,000 shares
       authorized; 5,458,333 shares issued and outstanding                         55                    55
     Warrants outstanding                                                         140                    --
     Paid-in capital                                                           46,134                46,134
     Retained earnings (deficit)                                              (11,521)              (10,877)
                                                                       --------------        --------------
       Total Stockholders' Equity                                              34,808                35,312
                                                                       --------------        --------------
             Total Liabilities and Stockholders' Equity                $       51,326        $       46,035
                                                                       ==============        ==============



           See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   -------------------------------  ------------------------------
                                                                        1999            1998             1999           1998
                                                                   ---------------- --------------  --------------- --------------

Operating Revenues:
    Oil sales                                                      $         1,139  $         728   $        2,359  $       2,221
    Natural gas sales                                                          310            349              936            949
    Other                                                                       62             49              202            122
                                                                   ---------------- --------------  --------------- --------------
     Total operating revenues                                                1,511          1,126            3,497          3,292
Operating Expenses:
    Lease operating                                                            831            443            1,782          1,480
    Production taxes                                                           120             53              220            154
    Exploration costs                                                           21              -               21              -
    Depletion, depreciation and amortization                                   423            482            1,248          1,373
    General and administrative                                                 626            525            1,530          1,535
                                                                   ---------------- --------------  --------------- --------------
     Total operating expenses                                                2,021          1,503            4,801          4,542
                                                                   ---------------- --------------  --------------- --------------
     Operating loss                                                           (510)          (377)          (1,304)        (1,250)

Other Income:
    Interest income (expense), net                                            (190)            50             (387)           393
    Gain on sales of property and equipment, net                               (17)             3              860             59
                                                                   ---------------- --------------  --------------- --------------
     Net loss before income taxes                                             (717)          (324)            (831)          (798)
Income Tax Benefit:
    Deferred                                                                  (270)           (97)            (299)          (282)
    Current                                                                      -              -                -              -
                                                                   ---------------- --------------  --------------- --------------
     Total income tax benefit                                                 (270)           (97)            (299)          (282)
                                                                   ---------------- --------------  --------------- --------------
    Net loss before change in accounting principle                            (447)          (227)            (532)          (516)
    Change in accounting principle (net of income tax effect)                    -              -             (111)             -
                                                                   ---------------- --------------  --------------- --------------
    Net loss                                                       $          (447) $        (227)  $         (643) $        (516)
                                                                   ================ ==============  =============== ==============
    Net loss per common share before change in accounting
            principle, basic and diluted                           $         (0.08) $       (0.04)  $        (0.10) $       (0.09)
    Net loss per common share from change in accounting principle  $             -  $           -   $        (0.02) $           -
                                                                   ---------------- --------------  --------------- --------------
    Net loss per common share, basic and diluted                   $         (0.08) $       (0.04)  $        (0.12) $       (0.09)
                                                                   ================ ==============  =============== ==============

Weighted average common shares outstanding                               5,458,333      5,458,333        5,458,333      5,458,333
                                                                   ================ ==============  =============== ==============





          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               -----------------------------
                                                                   1999            1998
                                                               --------------   ------------
Operating Activities:
    Net loss before income taxes                                $     (643)     $     (516)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depletion, depreciation and amortization                       1,263           1,373
      Gain on sales of property and equipment, net                    (859)            (59)
      Exploration costs                                                 21              --
      Expense of capitalized organization costs
           due to change in accounting principle                       173              --
      Write-off of officer note receivable                             176              --
      Deferred taxes                                                  (361)           (282)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                       359          (1,226)
      Increase  in inventory                                          (183)           (507)
      (Increase) decrease in prepaid expenses                          104            (167)
      Decrease in accounts payable and
        accrued liabilities                                         (1,707)           (417)
                                                                ----------      ----------
           Net cash used in operating activities:                   (1,657)         (1,801)
                                                                ----------      ----------
Investing Activities:
    Proceeds from sales of property and equipment                    1,503              88
    Additions to oil and natural gas properties, including
      exploration costs                                             (9,005)        (13,583)
    Additions to pipelines, natural gas gathering and other           (561)         (1,435)
                                                                ----------      ----------
      Net cash used in investing activities                         (8,063)        (14,930)
                                                                ----------      ----------
Financing Activities:
    Proceeds from issuance of, and draws on, notes payable           8,000           2,000
    Payments on notes payable                                           --             (37)
    Payments for financing costs                                       (14)            (46)
                                                                ----------      ----------
      Net cash provided by financing activities                      7,986           1,917
                                                                ----------      ----------
           Net decrease in cash and cash equivalents                (1,734)        (14,814)
Cash and Cash Equivalents, beginning of period                       2,008          16,679
                                                                ----------      ----------
Cash and Cash Equivalents, end of period                        $      274      $    1,865
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

     The accompanying consolidated financial statements of Petroglyph, with the exception of the consolidated balance sheet at December 31, 1998, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1999 and the related results of operations for the three month and nine-month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.

(2)  SIGNIFICANT EVENTS

A.   CHANGE OF CONTROL

     On August 18, 1999, III Exploration Company, an Idaho corporation ("III"), completed the purchase (the "Purchase") from Robert A. Christensen, a director and executive officer of the Company, David R. Albin, a director of the Company, Kenneth A. Hersh, a director of the Company, R. Gamble Baldwin, John S. Foster, Bruce B. Selkirk, III, Albin Income Trust, Natural Gas Partners, L.P., Natural Gas Partners II, L.P. and Natural Gas Partners III, L.P. (collectively, the "Sellers") of 2,753,392 shares of common stock, $.01 par value of the Company.

     According to the Schedule 13D filed with the Securities and Exchange Commission by III on August 30, 1999, III is controlled by Intermountain Industries, Inc., an Idaho corporation ("Intermountain"). The stock purchase was effected through a privately negotiated sale between the Sellers and Intermountain, pursuant to Letter Agreements dated as of August 13, 1999 and July 29, 1999 (collectively, the "Agreement"), with a purchase price of $3.00 per share. The source of funds for the Purchase came from working capital of Intermountain. As a result of the Purchase, Intermountain, through its ownership of III, now owns approximately 50.4% of the outstanding Common Stock of the Company.

     Intermountain, a closely-held holding company exempt from the provisions of the Public Utility Holding Company Act of 1935, except for Section 9(a)(2), through its subsidiaries operates the largest natural gas distribution utility in Idaho, the largest end-use natural gas marketing business in the northwest United States and has producing oil and gas properties in the Rocky Mountain region, including the Uinta Basin of Utah.

     Related to the sale, David Albin, Kenneth Hersh and Robert Christensen tendered their resignations from the Company's Board of Directors. Mr. Christensen also resigned as an executive officer of the Company, but will remain as an engineering advisor. After discussing the resignations with Intermountain, the remaining members of the Company's Board of Directors nominated William C. Glynn, Richard Hokin and Eugene C. Thomas, who are also members of Intermountain's Board of Directors, to fill the vacancies created on the Board of Directors by the resignations.

B.   ANTELOPE CREEK ACQUISITION

     During August 1999, Petroglyph Energy, Inc. acquired the remaining 50% working interest in the Antelope Creek Field in the Uinta Basin of Utah (the "Antelope Creek Property") from its non-operated working interest partner, Williams Production Rocky Mountain Company ("Williams"), for a purchase price of $6.9 million (the "Antelope Creek Acquisition"). The Antelope Creek Acquisition, which was effective August 1, 1999, gives the Company a 100% working interest in the Antelope Creek Property.

(3)  LONG-TERM DEBT

     Effective September 30, 1998, the Company entered into a credit agreement with the Chase Manhattan Bank ("Chase") (the "Credit Agreement"). The Credit Agreement established a credit facility for the Company of up to $50.0 million with a two-year revolving line and a borrowing base to be redetermined quarterly. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate plus a margin determined by the amount outstanding under the facility.

     During August 1999, in conjunction with the Antelope Creek Acquisition, the borrowing base was increased to $11.0 million and the quarterly redetermination scheduled for September 30, 1999 was waived. The next redetermination is scheduled to occur on or before December 31, 1999.

     In order to finance the Antelope Creek Acquisition, the Company and Chase entered into Amendment No. 1 to the Credit Agreement, dated as of August 20, 1999, pursuant to which the Company borrowed an additional $2.5 million.

     Additionally, the Company sold $5 million of 8% senior subordinated notes due 2004 (the "Notes") to III. The Notes required the Company to deliver to III a stock purchase warrant to acquire 150,000 shares of Common Stock of the Company at an exercise price of $3.00 per share and the ability for III to obtain additional stock purchase warrants over the life of the Notes. The number of future stock purchase warrants will be based on the future stock price performance and the amount and duration of the Notes outstanding. The maximum number of shares of Common Stock issuable under the stock purchase warrants for any given period is limited to 250,000 shares in any one year, 400,000 over the first three years and 750,000 over the five-year life of the notes. The Company may redeem the Notes at par without penalty at any time. Upon redemption of the Notes, any remaining unissued and unearned stock purchase warrants will expire. The Company utilized proceeds from the Notes to finance the remaining purchase price of the Antelope Creek Acquisition and for working capital needs.

     (4)  COMMITMENTS

     The Company has hedged a portion of its future production with crude oil collars based on a floor price and a ceiling price indexed to the NYMEX light crude future settlement price. Oil hedge contracts currently in place are:


                        DURATION                         VOLUME             FLOOR       CEILING
                        --------                         ------             ------       -------
              January 1999 - December 1999          13,250 Bbl/month        $17.00       $22.00
              January 2000 - December 2000          12,000 Bbl/month        $17.00       $20.00
                                                                               AVERAGE PRICE
                                                                               -------------
             September 1999 - December 1999         12,000 Bbl/month              $21.00
                January 2000 - June 2000            12,000 Bbl/month              $20.05

     The Company has contracted for the sale of its natural gas production and taken hedge positions to effect the following volumes and prices:


                           DURATION                       VOLUME                   AVERAGE PRICE
                           --------                       ------                   -------------
   Utah:         October 1999 - September 2000       1,500 MMBtu/day          $2.01 MMBtu ($2.33 MCF)

   Texas:          August 1999 - March 2000          1,000 MMBtu/day         $2.2275 MMBtu ($2.29 MCF)
                    April 2000 - March 2001          1,000 MMBtu/day         $2.2425 MMBtu ($2.31 MCF)

     The Company uses price hedging arrangements and fixed price natural gas sales contracts as described above to reduce price risk on a portion of its oil and natural gas production.

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. With its current hedge contracts, management believes SFAS No. 133 will have no impact on the financial statements of the Company.

     During July 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately
37 miles of 10-inch steel pipeline from near Trinidad, Colorado to the Company's Raton Basin coalbed methane development area approximately 6 miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999 with a delivery capacity of approximately 50 MMcf per day and would provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company has committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity beginning February 1, 1999 and ending January 31, 2009. The commitment begins at a minimum volume of 2,000 Mcf per day and increases after each three-month period by 1,000 Mcf per day, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period the Company has the option to: 1) continue the agreement with a minimum volume of 16,000 Mcf per day, 2) increase the minimum volume to 32,000 Mcf per day, or 3) eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less a credit applied for the Company's Raton Basin commercial gas production up to 16,000 Mcf per day. This cost could be applied as a credit to transportation elsewhere on CIG's system. The Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates. Net commitment fees paid to CIG totaling $82,000 and $151,000 for the three and nine-month periods ending September 30, 1999, respectively, are reflected as lease operating expense in the Company's consolidated statements of operations.

     ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     OPERATING DATA

     The following table sets forth certain operating data of the Company for the periods presented.


                                           Three Months Ended            Nine Months Ended
                                              September 30,                 September 30,
                                      ---------------------------     ---------------------------
                                         1999            1998            1999             1998
                                      -----------     -----------     -----------     -----------

Production Data:

 Oil (Bbls)........................        64,838          67,131         158,329         201,644

 Natural gas (Mcf).................       160,476         180,936         489,480         473,604

 Total (BOE).......................        91,584          97,287         239,909         280,578

Average Daily Production:

 Oil (Bbls)........................           705             730             580             739

 Natural gas (Mcf).................         1,744           1,967           1,793           1,735

 Total (BOE).......................           995           1,057             879           1,028

Average Sales Price per Unit (1):

 Oil (per Bbl) (2).................   $     17.56     $     10.84     $     14.90     $     11.01

 Natural gas (per Mcf).............   $      1.94     $      1.93     $      1.91     $      2.00

Costs Per BOE:

 Lease operating expenses..........   $      9.08     $      4.56     $      7.43     $      5.27

 Production and property taxes.....   $      1.31     $      0.55     $      0.92     $      0.55

 Depletion, depreciation and
    amortization...................   $      4.62     $      4.95     $      5.20     $      4.89

 General and administrative........   $      6.83     $      5.39     $      6.38     $      5.47

(1)  Before deduction of production taxes.
(2) Excluding the effects of crude oil hedging transactions, the weighted average sales price per Bbl of oil was $18.45 and $9.25 for the three months, and $14.27 and $9.86 for the nine months ended September 30, 1999 and 1998, respectively.

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

     One gross (.5 net) well was drilled as a dry hole in South Texas and no wells were completed during the three months ended September 30, 1999. This compares with 12 gross and net wells drilled and 12 gross (9.5 net) wells completed during the three months ended September 30, 1998.

 RESULTS OF OPERATIONS

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     OPERATING REVENUES

     Third quarter 1999 operating revenues increased 34% to $1,511,000 compared to $1,126,000 for the same period in 1998. Oil prices during the third quarter 1999 increased $6.72 (62%) to $17.56 per barrel compared to the third quarter 1998. This price includes a third quarter hedge loss of $0.89 per barrel in 1999 compared to $1.59 hedge gain in 1998. The gas price was essentially flat between periods at $1.94 and $1.93 per Mcf for 1999 and 1998, respectively. However, the 1999 third quarter price includes $0.35 per Mcf hedge loss. There was no gas hedge effect for the 1998 period.

     Oil sales volumes declined 3% to 64,800 Bbls and gas volumes fell 11% to 160,500 Mcf in the third quarter of 1999 compared to the 1998 period. Third quarter 1999 sales include volumes totaling 24,393 Bbls and 27,023 Mcf attributable to the purchase of 50% of the Antelope Creek Field. Excluding the Antelope Creek Acquisition, oil sales volumes declined 40% from the prior year due to suspension of development in the Antelope Creek Field mid-year 1998 coupled with the conversion of six wells from producers to injectors between periods.

     OPERATING EXPENSES

     Lease operating expense for the third quarter 1999 of $831,000 was $388,000 (87%) greater than the comparable period in 1998. The 1999 figure includes $106,000 in compressor rentals attributable to the sale of the Texas and Antelope Creek compressors, $82,000 in CIG commitment fees, and $272,000 in lease operating expense attributable to the Antelope Creek Acquisition. None of these costs were present in the third quarter of 1998. As a result of these increases and the production declines noted above, average LOE rose $4.52 to $9.08 per barrel.

     Third quarter 1999 general and administrative expense increased 19% to $626,000 compared to the comparable quarter in 1998. This amount included a one-time, non-cash charge of $176,000 associated with forgiveness of debt owed to the Company by a former executive officer. In exchange for the debt forgiveness, the officer relinquished his rights under a severance agreement, which had a potential cash value of $250,000. Absent this charge, general and administrative expense decreased $75,000 to $450,000 compared to $525,000 for the third quarter of 1998 as a result of cost reduction measures implemented in the first quarter of 1999.

     OTHER INCOME (EXPENSE)

     Other operating revenues increased to $62,000 during the third quarter 1999 from $49,000 for the same period in 1998. Gas transportation income from Texas wells is the principal reason for this increase.

     Net interest expense for the third quarter 1999 was $190,000 compared to net interest income of $50,000 for third quarter 1998. This represents the decline in invested cash after the Offering to a net debt position at the end of 1998.

 RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     OPERATING REVENUE

     Operating revenues of $3,497,000 for the first nine months of 1999 were 6% greater than revenues for the same period in 1998. The average year to date oil price for 1999 was $14.90 per barrel, inclusive of $0.63 per barrel hedge gain. This compares to $11.01 per barrel for the 1998 period, including $1.16 per barrel hedge gain. Not including hedging adjustments, the Company's average oil price rose 45% between periods. The average realized gas price for the first nine months of 1999 was $1.91 per Mcf after subtracting $0.14 per Mcf hedge loss. For the same period in 1998 the average gas price was $2.00 per Mcf with no hedge adjustments.

     Oil sales volumes fell 21% to 158,300 barrels for the first nine months of 1999 compared to 201,600 barrels for the same period in 1998. Excluding the Antelope Creek Acquisition, oil sales volumes declined 34% from the prior year due to suspension of development in the Antelope Creek Field mid-year 1998 coupled with the conversion of six wells from producers to injectors since the end of the third quarter 1998. A similar decline in Antelope Creek gas production was mitigated by gas sales from wells drilled in the fourth quarter of 1998 and the first quarter of 1999 in the Helen Gohlke Field in Texas. Company gas sales for the first nine months of 1999 of 489,500 Mcf were 3% greater than gas sales for the same period in 1998.

     OPERATING EXPENSES

     Lease operating expenses increased 20% to $1,782,000 for the first nine months of 1999 compared to $1,480,000 for the comparable period in 1998. LOE for 1999 includes $151,000 in CIG commitment fees, $226,000 in compressor rentals, and $272,000 in lease operating expense attributable to the Antelope Creek Acquisition. None of these costs were present in the first nine months of 1998. Absent these charges, which are not comparable between periods, LOE decreased $347,000, or 23%, between the first nine months of 1999 and the same period in 1998.

     Because of the operating expense increases and production declines noted above, LOE per barrel rose $2.16 to $7.43 per BOE for the first nine months of 1999 compared to the same period in 1998.

     Year to date general and administrative expense for 1999 of $1,530,000 was essentially flat to the comparable period in 1998. However, the 1999 figure included a one-time, non-cash charge of $176,000 associated with forgiveness of debt owed to the Company by a former executive officer. In exchange for the debt forgiveness, the officer relinquished his rights under a severance agreement, which had a potential cash value of $250,000. Cost reductions begun in the fourth quarter of 1998 and completed in 1999 have resulted in decreased general and administrative expense. The 1999 amounts include $82,000 in severance costs incurred during the first half of year. Not including these unusual items, general and administrative expense decreased $253,000, or 17%, between the nine-month periods of 1999 and 1998.

     OTHER INCOME (EXPENSES)

     Other operating income, principally natural gas transportation revenues, rose 66% to $202,000 for the first nine months of 1999 compared to the same period in 1998. This increase is due to gas transported from the new Texas wells mentioned above.

     Net interest expense for the first nine months of 1999 was $387,000, compared to net interest income of $393,300 for the same period in 1998. This represents the decline in invested cash after the Offering to a net debt position at the end of 1998.

     Gain on sale of property was $860,000 for the first nine months of 1999 compared to $59,000 for the comparable 1998 period due to an increase in asset sales activity between periods.

     CHANGE IN ACCOUNTING PRINCIPLE

     The Company is required to comply with Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, for fiscal years beginning after December 15, 1998. This SOP requires start-up and organizational costs be expensed as incurred. It also requires start-up and organizational costs previously capitalized be expensed and that the resulting one-time expense be accounted for as a change in accounting principle. Accordingly, the Company has shown as a change in accounting principle an $111,000 expense, which represents net capitalized organizational costs of $173,000 and the associated income tax benefit of $62,000.

 SIGNIFICANT EVENTS

     CHANGE OF CONTROL

     On August 18, 1999, III Exploration Company, an Idaho corporation ("III"), completed the purchase from Robert A. Christensen, a director and executive officer of the Company, David R. Albin, a director of the Company, Kenneth A. Hersh, a director of the Company, R. Gamble Baldwin, John S. Foster, Bruce B. Selkirk, III, Albin Income Trust, Natural Gas Partners, L.P., Natural Gas Partners II, L.P. and Natural Gas Partners III, L.P. (collectively, the "Sellers") of 2,753,392 shares of common stock, $.01 par value of the Company.

     According to the Schedule 13D filed with the Securities and Exchange Commission by III on August 30, 1999, III is controlled by Intermountain Industries, Inc., an Idaho corporation ("Intermountain"). The stock purchase was effected through a privately negotiated sale between the Sellers and Intermountain, pursuant to Letter Agreements dated as of August 13, 1999 and July 29, 1999 (collectively, the "Agreement"), with a purchase price of $3.00 per share. The source of funds for the Purchase came from working capital of Intermountain. As a result of this purchase, Intermountain, through its ownership of III, now owns approximately 50.4% of the outstanding Common Stock of the Company.

     CHANGES IN BOARD OF DIRECTORS

     Related to the sale, David Albin, Kenneth Hersh and Robert Christensen tendered their resignations from the Company's Board of Directors. Mr. Christensen also resigned as an executive officer of the Company, but will remain as an engineering advisor. After discussing the resignations with Intermountain, the remaining members of the Company's Board of Directors nominated William C. Glynn, Richard Hokin and Eugene C. Thomas, who are also members of Intermountain's Board of Directors, to fill the vacancies created on the Board of Directors by the resignations.

     Since 1982, Richard Hokin, 59, has been a member of the board of Intermountain and has served as Chairman of it and of each of its subsidiaries since 1984. Mr. Hokin has been a director of Displaytech, Inc., a developer and manufacturer of microelectronic displays, since 1995. He has held the position of Managing Partner of Century Partners, an investment partnership, since 1996. From 1984 through 1987, Mr. Hokin served as a Director of the Pacific Coast Gas Association.

     William C. Glynn, 54, has served as President of Intermountain and each of its subsidiaries from 1987 to the present. Mr. Glynn is a member of and has served as Chairman of the Board of Directors of the Pacific Coast Gas Association. He is also a member of the Board of Directors of the American Gas Association.

     Eugene C. Thomas, 68, has served on the Board of Directors of Intermountain and of each of its subsidiaries since 1984. Mr. Thomas is a partner of Moffatt, Thomas, Barrett, Rock & Fields, Chtd. and he has acted as general counsel to Intermountain since 1978. Mr. Thomas is a member of the American Bar Association and served as its President for 1986-87.

 LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW AND WORKING CAPITAL

     Cash used in operating activities was $1,657,000 for the nine months ended September 30, 1999. Current liabilities were reduced $1,707,000. Thus far in 1999 the Company has realized cash of $1,503,000 from the sale of Texas and Antelope Creek Field compression facilities, surplus vehicles and inventory, and non-core properties.

     The Company expects to generate cash from operations, asset sales, increased availability under its Credit Agreement, if any, and other capital sources. The Company believes that a combination of these sources and current cash on hand will be adequate to support its budgeted working capital and discretionary capital expenditure programs for at least the next 12 months. The Company is actively pursuing capital to fund its drilling, development, and acquisition plans and, if successful, intends to proceed with the further development of its properties.

     CAPITAL EXPENDITURES

     During the first nine months of 1999, the Company converted 2 gross (1 net) producing wells in the Antelope Creek Field to water injectors and began returning shut-in wells to producing status as a result of oil price increases. Management believes oil volume declines in the Antelope Creek Field have been arrested with the recent well remediation program and expects Antelope Creek Field waterflood response to continue to improve as water injection continues. Depending on available capital the Company intends to spend up to $6.0 million converting as many as 34 wells to injectors and drilling up to 8 new wells during the remainder of 1999 and all of 2000 to increase the field-wide water injection pattern and enhance production.

     In the first half of 1999, the Company completed its water disposal and gas gathering system infrastructure in the Raton Basin. During the third quarter of 1999, the Company increased the daily water withdrawal rate from the 17 pilot area wells to approximately 37,000 barrels per day as a result of obtaining a surface discharge permit from the State of Colorado. The permit provides for a total discharge rate of up to 240,000 barrels per day, and the Company can further increase pilot area withdrawal rates by increasing water pump capacity at individual wells. By the end of the third quarter of 1999, total water removed from the pilot area wells was 8.2 million barrels. Measured reservoir pressures had been reduced by approximately 85 psi. The Company has estimated that commercial gas production will require a reservoir pressure reduction of approximately 200 psi. All coalbed methane wells in the pilot area are currently producing some volumes of natural gas, and two wells are now supplying enough gas to fuel the engines that power their water pumping systems. Currently the field is producing a total of approximately 100 Mcf per day. While not commercial in quantity, the gas volumes are being recovered and utilized to offset fuel costs. Reservoir pressure testing is currently in process which management believes will allow the Company to understand how much longer it may take to reduce the pilot area reservoir pressure to the targeted 200 psi pressure drop and achieve commercial volumes of gas production.

     During the first nine months of 1999, the Company drilled 4 gross (2.5 net) wells and completed 2 gross (1 net) wells in the Helen Gohlke Field in Victoria and Dewitt Counties, Texas. One gross and net well was a dry hole and was accrued as exploration expense in 1998; one gross (.5 net) well was expensed as a dry hole in 1999. This property, which is non-core to the Company's reserve development strategy, is currently offered for sale.

     On August 20, 1999, the Company acquired the remaining 50% working interest in the Antelope Creek Field in the Uinta Basin of Utah from its non-operated working interest partner, Williams Production Rocky Mountain Company, for a purchase price of $6.9 million. This purchase, which was effective August 1, 1999, gives the Company a 100% working interest in the Antelope Creek Property.

     FINANCING

     Effective September 30, 1998, the Company entered into the Credit Agreement with Chase. The Credit Agreement established a credit facility for the Company of up to $50.0 million with a two-year revolving line and a borrowing base to be redetermined quarterly. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate plus a margin determined by the amount outstanding under the facility.

     During August 1999, in conjunction with the Antelope Creek Acquisition, the borrowing base was increased to $11.0 million and the quarterly redetermination scheduled for September 30, 1999 was waived. The next redetermination is scheduled to occur on or before December 31, 1999.

     In order to finance the Antelope Creek Acquisition, the Company and Chase entered into Amendment No. 1 to the Credit Agreement dated as of August 20, 1999 pursuant to which the Company borrowed an additional $2.5 million.

     Additionally, the Company sold $5 million of 8% senior subordinated notes due 2004 (the "Notes") to III. The Notes required the Company to deliver to III a stock purchase warrant to acquire 150,000 shares of Common Stock of the Company at an exercise price of $3.00 per share and the ability for III to obtain additional stock purchase warrants over the life of the Notes. The number of future stock purchase warrants will be based on the future stock price performance and the amount and duration of the Notes outstanding. The maximum number of shares of Common Stock issuable under the stock purchase warrants for any given period is limited to 250,000 shares in any one year, 400,000 over the first three years and 750,000 over the five-year life of the notes. The Company may redeem the Notes at par without penalty at any time. Upon redemption of the Notes, any remaining unissued and unearned stock purchase warrants will expire. The Company utilized proceeds from the Notes to finance the remaining purchase price of the Antelope Creek Acquisition and for working capital needs.


     YEAR 2000 ISSUES

     The Company is aware of the potential for disruption of its business as a result of the failure of computer systems which will not properly recognize "00" in date sensitive information when the year changes to 2000. Such failures are collectively characterized as the "Year 2000 issue".

     Management of the Company has formed a Year 2000 Team (the "Team"), consisting of managers and knowledgeable employees, to assess and identify the potential risks of the Year 2000 issue on the Company and to take the necessary actions to nullify, as much as possible, the impact of the Year 2000 issue. The Team has developed a program focusing on the following major areas:

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

     The process controls and embedded technology area is essentially complete. Field level processors, meters and equipment utilized by the Company are not expected to contain embedded technology such as microprocessors. However, the Company continues to conduct internal evaluations and hold discussions with suppliers to ensure appropriate measures are taken to minimize the impact to operations caused by any unidentified company or third party Year 2000 issues. The Company also relies on non-information technology systems such as telephones, facsimile machines, security systems and other equipment which may have embedded technology such as microprocessors, which may or may not be Year 2000 compliant. Management believes any such disruption is not likely to have a significant effect on the Company's financial position or operations.

     Formal communications have been initiated with vendors, suppliers, customers and others with whom the Company has significant business relationships. Approximately 85% of correspondents responded. The Team continues to evaluate responses and make additional inquiries as needed. The Company is not currently aware of any third party issues that would cause a significant business disruption.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 1999, the Company currently has oil and gas hedge contracts in place further described in Note 4 (Commitments) to Consolidated Financial Statements. These arrangements could be classified as derivative commodity instruments subject to commodity price risk. The Company uses hedging contracts to manage its price risk and limit exposure to short-term fluctuations in commodity prices. However, should NYMEX oil prices rise above the ceiling prices in effect for the periods mentioned above, the Company would not receive the marginal benefit of oil prices in excess of the ceiling prices.

     Additionally, the Company is subject to interest rate risk, as $10.5 million owed at September 30, 1999 under the Company's revolving credit facility accrues interest at floating rates tied to LIBOR. The Company's current average rate is approximately 7.96%, locked in for 90-day terms.

     The Company performed a sensitivity analysis to assess the potential effect of commodity price risk and interest rate risk and determined that the effect, if any, of reasonably possible near-term changes in NYMEX oil prices or interest rates on the Company's financial position, results of operations and cash flow should not be material.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

               Financial Data Schedule

     (b)  Reports Submitted on Form 8-K:

               1)   Form 8-K, date of report August 18, 1999, reported under
                    Item 1 and 2, the (i) Change of Control of Registrant and
                    (ii) the Acquisition of Oil and Gas Properties.

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


                               PETROGLYPH ENERGY, INC.



                               By:    /s/ Robert C. Murdock
                                     -------------------------------------
                                     Robert C. Murdock
                                     President & Chief Executive Officer



                               By:    /s/ Tim A. Lucas
                                      ------------------------------------
                                      Tim A. Lucas
                                      Vice President & Chief Financial Officer



 Date: November 15, 1999

                                INDEX TO EXHIBIT


Exhibit
Number                     Description
------                     -----------

 27                        Financial Data Schedule