Form 10-K405
period 1999-12-31
PETROGLYPH ENERGY INC
filed 2000-04-20
CIK 1038052

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

                            -------------------------

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

            OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM               TO
                                           -------------    ---------------

                        COMMISSION FILE NUMBER: 000-23185

                             PETROGLYPH ENERGY, INC.
             (Exact name of Registrant as Specified in its Charter)

                DELAWARE                                74-2826234
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

            1302 NORTH GRAND
           HUTCHINSON, KANSAS                             67501
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 2000, the Registrant had outstanding 6,458,333 shares of Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 31, 2000, as reported on the Nasdaq National Market, was approximately $5,134,348.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 31, 2000 are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

                                                       PART I

ITEM 1.  Business.................................................................................................1

ITEM 2.  Properties...............................................................................................7

ITEM 3.  Legal Proceedings.......................................................................................12

ITEM 4.  Submission of Matters to a Vote of Security Holders.....................................................13

                                                       PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................................14

ITEM 6.  Selected Financial Data.................................................................................15

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................16

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk...............................................27

ITEM 8.  Consolidated Financial Statements and Supplementary Data................................................28

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................28

                                                      PART III

ITEM 10. Directors and Executive Officers of the Registrant......................................................28

ITEM 11. Executive Compensation..................................................................................28

ITEM 12. Security Ownership of Certain Beneficial Owners and Management..........................................28

ITEM 13. Certain Relationships and Related Party Transactions....................................................28

                                                       PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K........................................29

         Glossary of Oil and Natural Gas Terms...................................................................32

         Signatures..............................................................................................35


Index to Consolidated Financial Statements......................................................................F-1

                             PETROGLYPH ENERGY, INC.

                         1999 ANNUAL REPORT ON FORM 10-K

                                     PART I

     As used herein, references to the Company or Petroglyph are to Petroglyph Energy, Inc. and its predecessors and subsidiaries. Certain terms relating to the oil and natural gas industry are defined in "Glossary of Oil and Gas Terms."

ITEM 1. BUSINESS

OVERVIEW

     Petroglyph is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves. The Company has historically grown oil and natural gas reserves and cash flows through leasehold acquisitions and the subsequent associated development and exploratory drilling. The Company's primary activities are focused on its 50,000 gross (46,600 net) acres in the Uinta Basin in Utah, where it is implementing enhanced oil recovery projects in the Lower Green River formation of the Greater Monument Butte Region. The Company anticipates spending approximately $6.0 million in 2000 in connection with these projects. Although the Company presently intends to focus on exploitation of the Lower Green River formation, the Company believes that other formations in the Uinta Basin, above and below the Lower Green River formation, have the potential to be commercially productive. In addition to its Uinta Basin activities, the Company recently developed a pilot coalbed methane project (the "Pilot Project") on its 94,100 gross (73,100 net) acres in the Raton Basin in Colorado. The Pilot Project also includes one test well associated with the 16 producing wells and six drilled but not completed wells located outside of the current development area. The six wells can be utilized to test water production volumes, coal quality and gas production exclusive of the current production area. Management believes the Pilot Project will provide sufficient information to qualify the commercial viability of the area and estimates that approximately four to 11 additional water withdrawal wells would be required to be drilled to completely dewater the coals included in the Pilot Project. At year end, the Pilot Project was producing approximately 38,000 barrels of water per day from 16 wells in an attempt to significantly reduce water levels in the coals, in order for the coal to release the associated gas in commercial quantities. In addition, the Company has a 100% working interest in 4,900 net acres in the Helen Gohlke field located within the Wilcox Trend in the Gulf Coast Region of South Texas. This non-core property is for sale. The funding of the Company's 2000 development plans will be dependent upon its ability to realize proceeds from future asset sales, replace its existing credit facility, raise equity capital and increase its operating cash flow, whether as a result of successful operations in the Uinta Basin and Raton Basin or from acquisitions.

     The Company had estimated net proved reserves of approximately 18.5 MMBbls of oil and 43.4 Bcf of natural gas, or an aggregate of 25.7 MMBOE with a PV-10 before income taxes of $151.2 million, as of December 31, 1999. The reserve estimates utilized an average realized price of $22.37 per barrel for oil and $1.99 per Mcf for gas. Of the Company's estimated proved reserves, 97% are located in the Uinta Basin. The Company has not included any reserves from its Raton Basin development in proved categories, as the Pilot Project is in the dewatering process. At such time that commercial quantities of Raton Basin gas are produced, the associated probable reserves will be classified in proved categories. At December 31, 1999, the Company had a total acreage position of approximately 149,800 gross (125,000 net) acres and estimates that it had over 1,000 potential drilling locations based on current spacing, none of which are included in the Company's independent petroleum engineers' estimate of proved reserves.

     The Company's strategy is to increase its reserves, production and cash flow through (i) the development of its drillsite inventory, (ii) the exploitation of its existing reserve base, (iii) the control of operations of its core properties, (iv) the acquisition and sale of property interests, and
(v) the maintenance of a financial position that affords the Company the financial flexibility to execute its business strategy.

     The Company was formed in 1997 for the purpose of becoming the holding company for Petroglyph Gas Partners, L.P. ("PGP"), pursuant to the terms of an exchange agreement dated August 22, 1997. PGP was formed in 1993, and grew primarily through the acquisition of oil and natural gas properties and the development of such properties. Under the exchange agreement, effective upon consummation of the Company's initial public offering (the "Offering"), (i) the limited partners of the partnership transferred all of their limited partnership interests in PGP to the Company in exchange for an aggregate of 2,607,349 shares of Common Stock and (ii) the stockholders of the general partner of PGP transferred all of the issued and outstanding stock of the general partner to the Company in exchange for an aggregate of 225,984 shares of Common Stock. These transactions are referred to as the "Conversion." As a result of the Conversion, Petroglyph acquired, directly or indirectly, all the partnership interests in PGP. In November 1997, Petroglyph completed the Offering of 2,625,000 shares, including 125,000 shares subject to the underwriters' over-allotment option, of common stock at $12.50 per share, resulting in net proceeds to the Company of approximately $30.5 million. Approximately $10.0 million of the net proceeds were used to eliminate all outstanding amounts under the Company's Credit Agreement. The balance of the proceeds were utilized to develop production and reserves primarily in the Company's core Uinta Basin and Raton Basin development properties and for other working capital needs. Effective June 30, 1998, the Company consolidated PGP and its subsidiaries into the parent company, Petroglyph Energy, Inc. As a result, PGP contributed 100% of its assets to Petroglyph Energy, Inc., and the partnership was dissolved.

     On August 18, 1999, III Exploration Company ("III Exploration") completed the purchase (the "Purchase") from Robert A. Christensen, a director and executive officer of the Company, David R. Albin, a director of the Company, Kenneth A. Hersh, a director of the Company, R. Gamble Baldwin, John S. Foster, Bruce B. Selkirk, III, Albin Income Trust, Natural Gas Partners, L.P., Natural Gas Partners II, L.P. and Natural Gas Partners III, L.P. (collectively, the "Sellers") of 2,753,392 shares of Common Stock of the Company.

     According to the Schedule 13D filed with the Securities and Exchange Commission by III Exploration on August 30, 1999, III Exploration is controlled by Intermountain Industries, Inc., an Idaho corporation ("Intermountain"). The Purchase was effected through a privately negotiated sale between the Sellers and Intermountain, pursuant to Letter Agreements dated as of August 13, 1999 and July 29, 1999, with a purchase price of $3.00 per share. The source of funds for the Purchase came from working capital of Intermountain. As a result of the Purchase, Intermountain, through its ownership of III Exploration, acquired approximately 50.4% of the outstanding Common Stock of the Company, (the "Change of Control").

     In connection with the Purchase, Messrs. Albin, Hersh and Christensen tendered their resignations from the Company's Board of Directors. Mr. Christensen also resigned as an executive officer, but remained employed by the Company as an engineer until December 31, 1999. After discussing the resignations with Intermountain, the remaining members of the Company's Board of Directors nominated William C. Glynn, Richard Hokin and Eugene C. Thomas, who are also members of Intermountain's Board of Directors, to fill the vacancies created on the Board of Directors by the resignations.

     On December 28, 1999, the Company sold 1,000,000 shares of Common Stock to III Exploration in a privately negotiated sale at a purchase price of $2.00 per share, for aggregate proceeds of $2.0 million (the "Private Placement"). The Common Stock issued in the Private Placement has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company intends to use the proceeds from the Private Placement for working capital, to finance existing operations and to finance a portion of the Company's 2000 development plans for its Uinta Basin and Raton Basin properties. As a result of the Private Placement, III Exploration's ownership interest in the Company's Common Stock increased to 59.07% (assuming the exercise of a warrant to purchase 150,000 shares of Common Stock issued in connection with the subordinated notes).

     On February 15, 2000, the stockholders of the Company approved the issuance of 250,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") to III Exploration in exchange for certain producing oil and gas properties primarily located in the Uinta Basin of Utah (the "III Exploration Purchase"). The stockholders of the Company also approved the issuance of shares of Common Stock upon the potential conversion of the Preferred Shares.

     The Preferred Shares are convertible, beginning two years from the date of issuance, into shares of Common Stock at a conversion price of $3.50 per share of Common Stock, based on the preference amount of $10.00 per Preferred Share. The Company has the option to redeem the Preferred Shares at any time after the third anniversary of the transaction closing date in whole or in part at a redemption price of $12.00 per Preferred Share. The Preferred Shares were issued pursuant to an exemption from the registration requirement under the Securities Act and will be subject to transfer restrictions imposed by the Securities Act.

     The Company anticipates that the III Exploration Purchase will provide cash flow of approximately $900,000 during the first year and that proved developed producing reserves will increase 15%, or 400,000 BOE, from December 31, 1999 levels.

     The effective date of the Purchase was November 1, 1999. The transaction was approved by a special vote of the Company's shareholders on February 15, 2000 and was closed on February 18, 2000.

     The Company is incorporated in the State of Delaware, its principal executive offices are located at 1302 North Grand, Hutchinson, Kansas 67501 and its telephone number is (316) 665-8500.

MARKETING ARRANGEMENTS

     The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the United States economy and state and local economies, the level and availability of foreign imports of crude oil, political conditions in other oil-producing countries, the actions of OPEC and domestic government regulation, legislation and policies. Decreases in the prices of oil and natural gas could have an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow.

     The Company has historically sold its oil production under long-term contracts calling for a purchaser posted price or NYMEX price and an adjustment deduction. These contracts have expired and have been extended or re-negotiated for shorter time periods. The Company currently markets its crude oil either month-to-month or on a longer term basis up to six months. During the years ended December 31, 1999, 1998 and 1997, Company oil sales volumes totaled approximately 230 MBbls, 262 MBbls and 252 MBbls, respectively, at an average sales price per Bbl, exclusive of hedging, for each year of $16.53, $9.65 and $15.52, respectively.

     The Company's natural gas produced in the Uinta Basin is sold through a long-term contract because of the need for firm pipeline transportation. The contract expires June 2003. The price for the natural gas is based on an Inside FERC index. The Company's natural gas production in Texas is sold under an annual, renewable contract. For the years ended December 31, 1999, 1998 and 1997, the Company sold 630 MMcf, 680 MMcf and 537 MMcf, respectively, at an average price per Mcf, exclusive of hedging, of $2.14, $2.01 and $2.08, respectively.

TRANSPORTATION COMMITMENTS

     In July 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately 37 miles of 10-inch steel pipeline from near Trinidad, Colorado to the Company's Raton Basin coalbed methane development area approximately six miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999 with a delivery capacity of approximately 50 MMcf per day and will provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity. The Company's obligations under the commitment began February 1, 1999 and end January 31, 2009. The commitment began at a minimum volume of 2,000 Mcf per day and increases by 1,000 Mcf per day after each three-month period, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period, the Company has the option to increase the minimum volume or eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less credit applied for the Company's Raton Basin commercial gas sales up to 16,000 Mcf per day. If paid, the costs of eliminating the commitment could be applied as a credit to transportation elsewhere on CIG's system. Subject to certain restrictions, the Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates. For the year ended December 31, 1999, the Company paid $254,000 to CIG under this agreement.

HEDGING ACTIVITIES

     The Company has historically used various financial instruments such as collars, swaps and futures contracts to manage its price risk for a portion of the Company's crude oil and natural gas production. Monthly settlements on these financial instruments are typically based on differences between the fixed prices specified in the instruments and the settlement price of certain futures contracts quoted on the NYMEX or certain other indices. The instruments used by the Company for oil hedges have not contained a contractual obligation which requires the future physical delivery of the hedged products. While these hedging arrangements limit the downside risk of price declines, such arrangements also limit the benefits which may be derived from price increases.

     Approximately 162 MBbls of the Company's expected oil production through December 31, 2000 was subject to collars at December 31, 1999 with NYMEX floor prices between $17.00 and $20.00 and ceiling prices between $20.00 and $23.00 based on 2000 NYMEX pricing. Additionally, 72 Mbbls of the Company's expected oil production through June 30, 2000 was subject to a swap at $20.05 based on 2000 NYMEX pricing. Expected 2000 natural gas production totaling 556,000 MMBtu was hedged at swap prices from $2.01 to $2.2425 per MMBtu. During March 2000, the Company hedged 42 MBbls of 2000 oil production with NYMEX floor prices between $22.00 and $23.00 and ceiling prices between $27.00 and $31.70.

     The Company monitors oil and gas market activity and compares its actual performance to the estimates used when entering into hedging arrangements. If material variations occur from those anticipated when a hedging arrangement is made, the Company takes actions intended to minimize any risk through appropriate market actions. The Company attempts to manage its exposure to counterparty nonperformance risk through the selection of financially responsible counterparties.

ACQUISITIONS

     The Company expects that it will evaluate and may pursue from time to time acquisitions of oil and gas properties in the Uinta Basin, the Raton Basin and in other areas that provide investment opportunities for the addition of production and reserves that meet the Company's selection criteria. The successful acquisition of producing properties and undeveloped acreage requires an assessment of recoverable reserves, future oil and natural gas prices, capital and operating costs, potential environmental and other liabilities and other factors beyond the Company's control. This assessment is necessarily inexact and its accuracy is inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties it believes to be generally consistent with industry practices. This review, however, will not reveal all existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not be performed on every well, and operational and environmental problems are not necessarily observable even when an inspection is undertaken. The Company may be required to assume preclosing liabilities, including environmental liabilities, and generally acquires interests in the properties on an "as is" basis.

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

DRILLING AND OPERATING RISKS

     Oil and natural gas drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry holes, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, completion, operating and other costs, including the costs of improved recovery and gathering facilities. The cost of drilling, completing and operating production and injection wells is often uncertain. In addition, the Company's use of enhanced oil recovery techniques requires greater development expenditures than alternative primary production strategies. In order to accomplish enhanced oil recovery, the Company expects to drill a number of injection wells to utilize waterflood technology in the future. The Company's coalbed methane recovery project may involve significantly more time and capital to achieve commercial gas production than is currently estimated. Dewatering of the gas producing coals can take place over a period from three months to several years and depends heavily on the amount and rates of produced water. Complete dewatering can occur up to two years after commercial volumes of gas are initially produced; therefore, the ultimate effect of the dewatering operations will not be known for several years. The Company's waterflood program involves greater risk of mechanical problems than conventional development programs. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including economic conditions, title problems, water shortages, weather conditions, compliance with governmental and tribal requirements and shortages or delays in the delivery of equipment and services. The Company's future drilling activities may not be successful and, if unsuccessful, may have a material adverse effect on the Company's future results of operations and financial condition.

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

REGULATION

     Regulation of Oil and Natural Gas Production. The Company's oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies. For example, the States of Utah, Colorado, Texas and others in which the Company may operate require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Failure to comply with any such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on the Company's financial condition and results of operations.

     Such regulation requires permits for drilling operations, drilling bonds and reports concerning operations and imposes other requirements relating to the exploration and the production of oil and gas. Such state and federal agencies have statutes or regulations addressing conversation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

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

     Bureau of Indian Affairs. A substantial part of the Company's producing properties in the Uinta Basin are operated under oil and natural gas leases issued by the Ute Indian Tribe, which is under the supervision of the Bureau of Indian Affairs. These activities must comply with rules and orders that regulate aspects of the oil and natural gas industry, including drilling and operating on leased land and the calculation and payment of royalties to the federal government or the Ute Indian Tribe. Operations on Ute Indian tribal lands must also comply with significant restrictive requirements of the governing body of the Ute Indians. For example, such leases typically require the operator to obtain at least an environmental assessment based on planned drilling activity. To the extent an operator wishes to drill additional wells, it will be required to obtain a new assessment. In addition, leases with the Ute Indian Tribe require that the operator agree to protect certain archeological and ancestral ruins located on the acreage.

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

OTHER FACILITIES

     The Company currently leases approximately 8,000 square feet of office space in Hutchinson, Kansas, where its principal offices are located. The lease has a remaining term of approximately one year, expiring May 2001, at which time the Company has the option to renew the lease or acquire the property. The Company also leases a 3,300 square foot office building through Hutch Realty LLC, an affiliate of the Company.

EMPLOYEES

     As of December 31, 1999, the Company had 37 full-time employees, none of whom is represented by any labor union. Included in the total were 13 corporate employees located in the Company's office in Hutchinson, Kansas. The Company considers its relations with its employees to be good.

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

     Since July 1997, the Company has acquired 73,100 net acres in the Raton Basin in Colorado where it has developed a pilot area consisting of 17 completed wells for the production of coalbed methane gas. Coalbed methane gas production is similar to traditional natural gas production in terms of the physical producing facilities and the product produced. Coalbed methane wells are drilled and completed in a manner similar to traditional natural gas wells, but development relies upon the release of coalbed methane as pressure is reduced in the reservoir due to water removal. During drilling and completion operations in of the Pilot Project, the Company determined that significant volumes of water would be required to be removed to reduce reservoir pressures to a level conducive to methane gas production.

     During 1999, the Company produced a total of approximately 12 million barrels of water and continuously produced measurable volumes of natural gas along with the water from the wells in the Pilot Project. These measurable gas volumes are supplying a portion of the fuel gas required for dewatering operations in the pilot area, but gas volumes are not currently large enough to be sold to markets via the gas pipelines connected to the pilot area.

     The Company initially estimated that it would take approximately six to 12 months to sufficiently dewater the coal gas reservoirs and bring about commercial volumes of gas production from the Pilot Project. However, greater than anticipated water production from wells in the pilot area has significantly extended the estimated amount of time and capital necessary to achieve gas production in commercial quantities. As a result of the higher than anticipated water volumes, the Company conducted a series of specialized reservoir tests during December 1999. These tests were designed, among other things, to further estimate additional time required to dewater the coal gas reservoirs in the pilot area at the current water withdrawal rate. As a result of this engineering evaluation, the Company determined that approximately four to 11 additional water withdrawal wells would be required to be drilled at a cost ranging from $1.0 million to $3.0 million in the pilot area to remove additional water to enable the coal formations to begin to produce natural gas in commercial quantities.

     Based on its experience to date, the Company believes that the coal gas resources within the pilot area, and more generally within the majority of its entire acreage position in the Raton Basin, contain commercial quantities of coalbed methane gas. During 2000, and subject to securing the necessary financing, the Company plans to continue developing its Raton Basin coal gas resource. However, due to the uncertainties inherent in estimating quantities of natural gas reserves and the timing of the dewatering process, the Company is unable to predict whether its development activities will meet its expectations.

     The Company has an operating working interest and owns 4,900 net acres in the Helen Gohlke field located within the Wilcox Trend in the Gulf Coast Region of South Texas. The Company is making this non-core property available for sale.

OIL AND NATURAL GAS RESERVES

     The following table summarizes the estimates of the Company's estimated historical net proved reserves of oil and natural gas as of December 31, 1999, 1998 and 1997:

                                                    AS OF DECEMBER 31,
                             --------------------------------------------------------------
                                    1999                   1998                 1997
                             ------------------     -----------------     -----------------
                                        NATURAL               NATURAL               NATURAL
                               OIL        GAS         OIL       GAS         OIL       GAS
                             (MBBLS)     (MMCF)     (MBBLS)    (MMCF)     (MBBLS)    (MMCF)
                             -------     ------     -------    ------     -------    ------

Proved developed:
  Utah ..................     10,366     21,309      5,260     10,686      4,620      9,202
  Other .................         93      3,011         60      1,984        122      1,637
                              ------     ------      -----     ------      -----     ------
       Total ............     10,459     24,320      5,320     12,670      4,742     10,839
                              ------     ------      -----     ------      -----     ------
Proved undeveloped:
  Utah ..................      8,030     17,743      1,107      2,822      4,714      9,856
  Other .................         --      1,369         --         --         --         --
                              ------     ------      -----     ------      -----     ------
       Total ............      8,030     19,112      1,107      2,822      4,714      9,856
                              ------     ------      -----     ------      -----     ------
       Total proved .....     18,489     43,432      6,427     15,492      9,456     20,695
                              ======     ======      =====     ======      =====     ======

     The following table sets forth the future net cash flows from the Company's estimated proved reserves:

                                                                    AS OF DECEMBER 31,
                                                            ----------------------------------
                                                              1999         1998         1997
                                                            --------     --------     --------
                                                                      (IN THOUSANDS)

Future net cash flow before income taxes:
  Utah ................................................     $338,179     $ 49,992     $ 96,768
  Other ...............................................        8,205        2,368        2,469
                                                            --------     --------     --------
       Total ..........................................     $346,384     $ 52,360     $ 99,237
                                                            ========     ========     ========
Future net cash flow before income taxes, discounted at 10%:
  Utah ................................................     $146,971     $ 26,581     $ 41,631
  Other ...............................................        4,312        1,727        1,798
                                                            --------     --------     --------
       Total ..........................................     $151,283     $ 28,308     $ 43,429
                                                            ========     ========     ========

     The reserve estimates for 1999, 1998 and 1997 were prepared by Lee Keeling and Associates Inc., the Company's independent petroleum engineers.

     The Company has not included any reserves from its Raton Basin development in proved categories, as the pilot area is in the dewatering process. At such time that commercial quantities of Raton Basin gas are realized, the associated probable reserves will be classified in proved categories.

     In accordance with applicable requirements of the Commission, estimates of the Company's proved reserves and future net revenues are made using sales prices in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues therefrom are affected by oil and natural gas prices, which have fluctuated widely in recent years. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this report are only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. In addition, the Company's use of enhanced oil recovery techniques requires greater development expenditures than traditional development strategies. The Company expects to drill a number of wells and employ waterflood technology to produce them in the future. The Company's waterflood program involves greater risk of mechanical problems than conventional development programs. As a result, estimates of different engineers, including those used by the Company, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing natural gas and oil prices, operating costs and other factors, which revisions may be material. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.

EXPLORATION AND DEVELOPMENT ACTIVITIES

     The Company drilled, or participated in the drilling of, the following number of wells during the periods indicated.

                                                       YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------
                                               1999             1998              1997
                                          ------------      -----------      ------------
                                          GROSS    NET      GROSS   NET      GROSS    NET
                                          -----    ---      -----   ---      -----    ---

Exploratory:
    Oil ............................       --       --        1      1.0        2      2.0
    Natural gas ....................       --       --        5      5.0        2      1.0
    Nonproductive ..................        1      1.0       --       --       --       --
                                           --      ---       ---     ---       --     ----
           Total ...................        1      1.0        6      6.0        4      3.0
                                           ==      ===       ==     ====       ==     ====

Development:
    Oil ............................       --       --       26     13.0       52     26.0
    Natural gas ....................        2      1.0       20     19.0       --       --
    Nonproductive ..................       --       --        2      2.0       --       --
                                           --      ---       --     ----       --     ----
           Total ...................        2      1.0       48     34.0       52     26.0
                                           ==      ===       ==     ====       ==     ====
Total:
    Productive .....................        2      1.0       52     38.0       56     29.0
    Nonproductive ..................        1      1.0        2      2.0       --       --
                                           --      ---       --     ----       --     ----
           Total ...................        3      2.0       54     40.0       56     29.0
                                           ==      ===       ==     ====       ==     ====

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

PRODUCTIVE WELL SUMMARY

     The following table sets forth the Company's ownership interest as of December 31, 1999 in productive oil and natural gas wells in the development areas indicated.

                                          OIL            NATURAL GAS             TOTAL
                                    ---------------     ---------------     ---------------
AREA                                GROSS      NET      GROSS      NET      GROSS      NET
                                    -----     -----     -----     -----     -----     -----

Utah:
  Antelope Creek Field ........       107     107.0        --        --       107     107.0
  Duchesne Field ..............         5       5.0         1       1.0         6       6.0
  Natural Buttes Extension ....        --        --         2       1.5         2       1.5
                                    -----     -----     -----     -----     -----     -----
       Total ..................       112     112.0         3       2.5       115     114.5
Colorado* .....................        --        --        17      17.0        17      17.0
Other .........................         3       3.0         5       3.0         8       6.0
                                    -----     -----     -----     -----     -----     -----
       Total ..................       115     115.0        25      22.5       140     137.5
                                    =====     =====     =====     =====     =====     =====

* In dewatering phase of operation.

     In addition, as of December 31, 1999, the Company had 37 gross (37 net) active water injection wells on its acreage in the Uinta Basin.

VOLUMES, PRICES AND PRODUCTION COSTS

     The following table sets forth the production volumes, average sales prices and average production costs associated with the Company's sale of oil and natural gas for the period indicated.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------------
                                                                               1999             1998            1997
                                                                            -----------     -----------     -----------

Net production:
  Oil (Bbls) ..........................................................         261,817         251,631         229,651
  Natural gas (Mcf) ...................................................         679,992         537,466         630,186
  Oil equivalent (BOE) ................................................         375,149         341,209         334,682
Average sales price (1):
  Oil (per Bbl):
    Utah (2) ..........................................................     $     15.85     $     11.01     $     14.37
    Other .............................................................           17.43           12.95           18.94
    Weighted average (3) ..............................................           15.90           11.12           14.84
  Natural gas (per Mcf) (4):
    Utah ..............................................................     $      1.84     $      2.12     $      1.91
    Other .............................................................            1.84            1.75            2.37
    Weighted average ..................................................            1.84            2.01            1.99
Average lease operating expenses including production and property taxes (per BOE):
    Utah ..............................................................     $      9.58     $      5.06     $      3.67
    Other .............................................................           11.25           10.02           15.08
    Weighted average ..................................................            9.90            5.72            5.09

----------------

(1)  Before deduction of property taxes.

(2) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average Uinta Basin sales price per Bbl of oil received by the Company was $16.50, $9.44 and $15.12 for the years ended December 31, 1999, 1998 and 1997, respectively.

(3) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $16.53, $9.65 and $15.52 for the years ended December 31, 1999, 1998 and 1997, respectively.

(4) Excluding the effects of hedging transactions, the weighted average sales price per Mcf of natural gas was $2.14, $2.01 and $2.08 for the years ended December 1999, 1998 and 1997, respectively.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

     The following table sets forth the costs incurred by the Company in its development, exploration and acquisition activities during the periods indicated.

                                             YEAR ENDED DECEMBER 31,
                                  -------------------------------------------
                                      1999            1998            1997
                                  -----------     -----------     -----------

Acquisition costs:
  Unproved properties .......     $ 1,320,105     $ 7,141,142     $ 1,721,636
  Proved properties .........       7,120,952          42,533         147,387
Development costs ...........       1,038,257      10,123,616      10,003,468
Exploration costs ...........          38,640         192,526              --
Improved recovery costs .....              --              --         895,317
                                  -----------     -----------     -----------
    Total ...................     $ 9,517,954     $17,499,817     $12,767,808
                                  ===========     ===========     ===========

ACREAGE

     The following table sets forth, as of December 31, 1999, the gross and net acres of developed and undeveloped oil and natural gas leases which the Company holds or has the right to acquire. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                                          DEVELOPED              UNDEVELOPED                TOTAL
                                     -------------------     -------------------     -------------------
AREA                                  GROSS        NET        GROSS        NET        GROSS        NET
                                     -------     -------     -------     -------     -------     -------

Utah:
  Antelope Creek Field .........       6,560       6,560      14,457      12,892      21,017      19,452
  Duchesne Field ...............       1,400       1,067      11,935      10,565      13,335      11,632
  Natural Buttes Extension .....         360         360      15,336      15,132      15,696      15,492
                                     -------     -------     -------     -------     -------     -------
    Total ......................       8,320       7,987      41,728      38,589      50,048      46,576
                                     -------     -------     -------     -------     -------     -------
Colorado .......................       3,072       3,072      90,988      70,025      94,060      73,097
Other ..........................       5,210       4,900         441         441       5,651       5,341
                                     -------     -------     -------     -------     -------     -------
    Total ......................      16,602      15,959     133,157     109,055     149,759     125,014
                                     =======     =======     =======     =======     =======     =======

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in certain litigation and governmental proceedings arising in the normal course of business. Company management and legal counsel do not believe that ultimate resolution of these claims will have a material adverse effect on the Company's financial position or results of operations.

     Mark Lively v. Petroglyph Operating Company, Inc.

     The Company is a defendant in a lawsuit filed on or about December 22, 1999, by Mark Lively ("Lively"), wherein Lively seeks an order from the court evicting the Company from a portion of Lively's property that contains four of the Company's Raton Basin coalbed methane gas wells. Lively also seeks to recover attorney fees and costs incurred in connection with the lawsuit. The Company is vigorously defending itself and has requested that its costs incurred in connection with the lawsuit be paid by Lively. The Company does not believe that the resolution of this matter would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of the Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1999:

NAME                                               AGE                       POSITION
----                                               ---                       --------

Robert C. Murdock ............................     42     President, Chief Executive Officer and Chairman of
                                                          the Board
S. "Ken" Smith ...............................     57     Executive Vice President, Chief Operating Officer and Secretary
Tim A. Lucas .................................     35     Vice President, Chief Financial Officer and Treasurer

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been publicly traded on the Nasdaq National Market (Nasdaq) under the symbol "PGEI" since the Company's initial public offering effective October 20, 1997.

     The following table sets forth the high and low closing sales prices for Petroglyph common stock as reported by Nasdaq for the periods indicated.

                                          High              Low
                                         -------          -------

1998:
Quarter Ended March 31                   $  9.75          $ 7.375
Quarter Ended June 30                      8.625             7.00
Quarter Ended September 30                  7.75            5.125
Quarter Ended December 31                  6.125            2.875
1999:
Quarter Ended March 31                      4.00            1.563
Quarter Ended June 30                       3.25            1.625
Quarter Ended September 30                 3.988            2.125
Quarter Ended December 31                   3.50            1.406
2000:
Quarter Ended March 31                     2.688             1.50

     As of March 31, 2000, the Company estimates that there were more than 1,000 stockholders (including brokerage firms and other nominees) of the Company's common stock.

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

                                                                            YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                         --------      --------      --------      --------      --------
                                                           (in thousands, except per share amounts and operating data)

STATEMENT OF OPERATIONS DATA:
  Operating revenues:
    Oil sales ......................................     $  3,652      $  2,912      $  3,735      $  4,459      $  3,217
    Natural gas sales ..............................        1,160         1,366         1,070           999         1,016
    Other ..........................................          230           190            61            --            36
                                                         --------      --------      --------      --------      --------
         Total operating revenues ..................        5,042         4,468         4,866         5,458         4,269
                                                         --------      --------      --------      --------      --------
  Operating expenses:
    Lease operating ................................        2,953         1,927         1,560         2,369         2,260
    Production taxes ...............................          359           218           179           249           188
    Exploration costs ..............................           39           193            --            69           376
    Depreciation, depletion and amortization .......        1,673         1,866         1,852         2,806         2,302
    Impairments ....................................           --         4,848            --            --           109
    General and administrative .....................        2,024         2,129         1,300           902         1,064
                                                         --------      --------      --------      --------      --------
         Total operating expenses ..................        7,048        11,181         4,891         6,395         6,299
                                                         --------      --------      --------      --------      --------
  Operating loss ...................................       (2,006)       (6,713)          (25)         (937)       (2,030)
  Other income (expenses):
    Interest income (expense), net .................         (679)          407           114            40          (216)
    Gain (loss) on sales of property and
         equipment, net ............................          840            59            12         1,384          (138)
                                                         --------      --------      --------      --------      --------
  Net income (loss) before income taxes ............       (1,845)       (6,247)          101           487        (2,384)
  Income tax benefit (expense) (1) .................          390         2,062        (2,514)         (190)           --
                                                         --------      --------      --------      --------      --------
  Net income (loss) before change in accounting
    principle ......................................     $ (1,455)     $ (4,185)     $ (2,413)     $    297      $ (2,384)
                                                         ========      ========      ========      ========      ========
Supplemental earnings (loss) per
  common share (2) before change in accounting
    principles .....................................     $   (.27)     $   (.77)     $   (.73)     $    .11      $   (.84)
STATEMENT OF CASH FLOWS DATA:
  Net cash provided by (used in):
    Operating activities ...........................     $ (2,069)     $ (1,467)     $  1,633      $  4,129      $    347
    Investing activities ...........................       (8,610)      (20,535)      (15,514)          303        (9,580)
    Financing activities ...........................       10,414         7,331        28,982        (3,930)       10,049
OTHER FINANCIAL DATA:
  Capital expenditures .............................     $ 10,109      $ 20,623      $ 16,260      $  8,665      $ 10,443
  Adjusted EBITDA (3) ..............................          546           253         1,839         3,322           619
  Operating cash flow (4) ..........................         (770)          601         1,896         2,024           608
BALANCE SHEET DATA:
  Cash and cash equivalents ........................     $  1,742      $  2,008      $ 16,679      $  1,578      $  1,075
  Working capital ..................................        1,968         1,952        14,873          (541)        1,133
  Total assets .....................................       52,947        46,035        46,714        17,470        17,598
  Total long-term debt .............................       14,953         7,500            --            52         3,900
  Total stockholders' equity .......................       35,816        35,312        39,498        12,695        12,207

-----------------

(1) Tax information for 1996 is shown as pro forma to reflect income tax expense as if Partnership income were subject to federal income tax.

(2) Weighted average common shares outstanding used in the calculation of earnings (loss) per common share for each of the five years ended December 31, 1999 were 5,469,292 for 1999, 5,458,333 for 1998, 3,326,826 for 1997
     and 2,833,333 (pro forma) shares for 1996 and 1995.

(3) Adjusted EBITDA (as used herein) is calculated by adding interest, income taxes, depreciation, depletion and amortization, impairments and exploration costs to net income (loss). Interest includes interest expense accrued and amortization of deferred financing costs. The Company did not incur impairment expense for any period reported except for $4,848,000 for the year ended December 31, 1998 and $109,000 for the year ended December 31, 1995. Exploration costs were $39,000, $193,000, zero, $69,000 and
     $376,000 for each of the years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively. Adjusted EBITDA is presented not as a measure of operating results, but rather as a measure of the Company's operating performance and ability to service debt. Adjusted EBITDA is not intended to represent cash flows for the period; nor has it been presented as an alternative to net income (loss) or operating income (loss); nor as an indicator of the Company's financial or operating performance. Management believes that Adjusted EBITDA provides supplemental information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. Management monitors trends in Adjusted EBITDA, as well as the trends in revenues and net income (loss), to aid it in managing its business. Adjusted EBITDA should not be considered in isolation, as a substitute for measures of performance prepared in accordance with generally accepted accounting principles or as being comparable to other similarly titled measures of other companies, which are not necessarily calculated in the same manner.

(4) Operating cash flow is defined as net income plus adjustments to net income to arrive at net cash provided by operating activities before changes in working capital.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following table sets forth certain operating data of the Company for the periods presented:

                                                               YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1999            1998            1997
                                                    -----------     -----------     -----------

PRODUCTION DATA:
  Oil (Bbls) ..................................         229,651         261,817         251,631
  Natural Gas (Mcf) ...........................         630,186         679,992         537,466
    Total (BOE) ...............................         334,682         375,149         341,209
AVERAGE SALES PRICE PER UNIT(1):
  Oil (per Bbl)(2) ............................     $     15.90     $     11.12     $     14.84
  Natural Gas (per Mcf) (3) ...................            1.84            2.01            1.99
  BOE .........................................           14.38           11.40           14.08
COSTS PER BOE:
  Lease operating expense .....................     $      8.82     $      5.14     $      4.57
  Production and property taxes ...............            1.07            0.58             .52
  General and administrative ..................            6.05            5.67            3.81
  Depreciation, depletion and amortization ....            5.00            4.97            5.43
  Average finding costs(4) ....................            3.08            0.85            3.00

---------------

(1)  Before deduction of production taxes.

(2) Excluding the effects of crude oil hedging transactions and amortization of deferred revenue, the weighted average sales price per Bbl of oil was $16.53, $9.65 and $15.52 for the years ended December 31, 1999, 1998 and 1997, respectively.

(3) Excluding the effects of hedging transactions, the weighted average sales prices per Mcf of natural gas was $2.14, $2.01 and $2.08 for the years ended December 31, 1999, 1998 and 1997, respectively.

(4) The calculation of average finding cost for the year ended December 31, 1999 includes a change in future development costs of $38.6 million. Average finding cost excluding this amount was $0.54 for 1999. The calculation of average finding cost for the year ended December 31, 1998 includes a reduction in future development costs of $13.3 million as a result of a decline in the Company's proved undeveloped reserves due to low year-end oil prices. 1998 average finding cost excluding future development cost is not meaningful. The calculation of average finding cost for the year ended December 31, 1997 includes a change in future development costs of

     $2.7 million. Average finding cost excluding this amount was $2.37 for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     OPERATING REVENUES

     Oil revenues increased by $740,000 (25%) to $3,652,000 for the year ended December 31, 1999 as compared to $2,912,000 for 1998 as a result of a $4.73 (43%) increase in average realized oil sales prices from $11.12 per Bbl in 1998 to $15.90 in 1999. The average oil sales price of $15.90 per Bbl includes the effects of crude oil hedge losses of $144,000 in 1999 compared to crude oil hedge gains of $386,000 in the prior year. The Company's average oil sales price for the year ended December 31, 1999, excluding the effects of the hedge loss, was $16.53 per Bbl.

     Natural gas revenues decreased by $206,000 (15%) to $1,160,000 for the year ended December 31, 1999 as compared to $1,366,000 for 1998. The average realized gas price for 1999 was $1.84 per Mcf, including a hedge loss of $0.30 per Mcf, compared to $2.01 per Mcf in 1998. Gas sales volumes for 1999 declined 49,800 Mcf (7%) to 630,200 Mcf, compared to 1998 sales volumes of 680,000 Mcf.

     OPERATING EXPENSES

     Lease operating expenses increased $1,026,000 (53%) to $2,953,000 for the year ended December 31, 1999 as compared to $1,927,000 for the year ended December 31, 1998. Lease operating costs incurred in 1999 which were not comparable to the previous year included $863,000 attributable to that portion of the Antelope Creek property purchased in 1999, $206,000 for compressor rentals and $254,000 in commitment charges to CIG. Absent these three cost items, lease operating expenses declined $297,000 (15%) between periods.

     Depreciation, depletion and amortization expense declined $193,000 (10%) to $1,673,000 for the year ended December 31, 1999 as compared to $1,866,000 for 1998. This expense, which is based on production volumes, reflects an 11% decline in production between the two periods.

     Exploration costs decreased to $39,000 for the year ended December 31, 1999 compared to $193,000 for the year ended December 31, 1998. One exploratory well was plugged and abandoned on the Company's Texas acreage in 1999, while two wells, one in Texas and one in the Raton Basin were unsuccessful in 1998.

     General and administrative expenses decreased by $105,000 (5%) to $2,024,000 for the year ended December 31, 1999. This amount included a one-time, non-cash charge of $176,000 associated with the resignation of an executive officer of the Company. Additionally, the Company incurred approximately $108,000 in severance charges associated with a planned reduction in general and administrative expenses. Absent these items, general and administrative costs decreased

$389,000 (18%) to $1,635,000 in 1999 as compared to $2,129,000 in 1998, as a result of cost reduction measures implemented in the first quarter of 1999.

     OTHER INCOME (EXPENSES)

     Net interest expense for the year ended December 31, 1999 was $679,000 compared to net interest income of $407,000 for 1998. This represents the decline in invested cash after the Offering to a net debt position at the end of 1998, that continued through 1999.

     During the year ended December 31, 1999, the Company received $1,498,000 in cash from the sale of Utah and Texas compression assets and surplus inventory. Net book cost and selling expenses resulted in recognized gains totaling $840,000 for 1999 as compared to $59,000 for the year ended December 31, 1998.

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

     Exploration costs increased to $193,000 for the year ended December 31, 1998 from zero for the year ended December 31, 1997, as two exploratory wells drilled during the year, one in the Raton Basin and one on the Company's Texas acreage, were plugged and abandoned. This compares to 1997, when all of the Company's exploratory drilling activities were successful and no geological and geophysical work was performed.

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

     OTHER INCOME (EXPENSES)

     Interest income (expense) net, for the year ended December 31, 1998, increased $293,000 to $407,000 as compared to $114,000 for the year ended December 31, 1997, primarily as a result of increased interest earned on the invested proceeds from the Offering.

     CHANGE IN ACCOUNTING PRINCIPLE

     The Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, for fiscal years beginning after December 15, 1998. This SOP requires start-up and organizational costs to be expensed as incurred. It also requires start-up and organizational costs previously capitalized be expensed and that the resulting one-time expense be accounted for as a change in accounting principle. Accordingly, the Company has shown as a change in accounting principle a charge of $111,000, which represents the writeoff of net capitalized organizational costs of $173,000, net of the associated income tax benefit of $62,000.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Expenditures

     The Company requires capital primarily for the exploration, development and acquisition of oil and natural gas properties, the repayment of indebtedness and general working capital purposes.

     The following table sets forth costs incurred by the Company in its exploration, development and acquisition activities during the periods indicated.

                                             YEAR ENDED DECEMBER 31,
                                 -------------------------------------------
                                     1999            1998            1997
                                 -----------     -----------     -----------

Acquisition costs:
  Unproved properties ......     $ 1,320,105     $ 7,141,142     $ 1,721,636
  Proved properties ........       7,120,952          42,533         147,387
Development costs ..........       1,038,257      10,123,616      10,003,468
Exploration costs ..........          38,640         192,526              --
Improved recovery costs ....              --              --         895,317
                                 -----------     -----------     -----------
  Total ....................     $ 9,517,954     $17,499,817     $12,767,808
                                 ===========     ===========     ===========

     The Company initially estimated that it would take approximately six to 12 months to sufficiently dewater the coal gas reservoirs and bring about commercial volumes of gas production from the Raton Basin Pilot Project. However, greater than anticipated water production from wells in the pilot area has significantly extended the estimated amount of time and capital necessary to achieve gas production in commercial quantities. As a result of the higher than anticipated water volumes, the Company conducted a series of specialized reservoir tests during December 1999. These tests were designed, among other things, to further estimate the additional time required to dewater the coal gas reservoirs in the Pilot Project at the current water withdrawal rate. As a result of this engineering evaluation, the Company determined that approximately four to 11 additional water withdrawal wells would be required to be drilled at a cost ranging from a total of $1.0 million to $3.0 million in the Pilot Project to remove additional water to enable the coal formations to begin to produce natural gas in commercial quantities.

     During 2000, the Company also plans to spend approximately $8.5 million developing its oil and gas reserves in Utah, including $2.5 million in preferred stock for the acquisition of proved developed producing oil and gas properties from III Exploration. The Company plans to spend, subject to available financing, approximately $6.0 million on continued waterflood development activities in the Antelope Creek Field. The Company expects the waterflood development to result in enhanced cash flow and believes that it will exit 2000 with a 50% increase in its Antelope Creek daily oil production compared to December 1999 levels.

     The funding of the Company's 2000 development plans will be dependent upon its ability to realize proceeds from future asset sales, replace its existing credit facility, raise equity capital and increase its operating cash flow, whether as a result of successful operations in the Uinta Basin and Raton Basin or from acquisitions. While the Company anticipates receiving funds from these sources during 2000, to the extent such funds are not available in the amounts or at the times needed, additional 2000 capital expenditures will likely be curtailed and the Company may be required to take further measures to reduce the size and scope of its business.

     Cash Flow and Working Capital

     Cash used in operating activities was $2,069,000 for the year ended December 31, 1999. The Company used cash on hand, proceeds from sales of property and equipment of $1,498,000, draws on its revolving line of credit of $3,500,000, proceeds from the issuance of the Notes (defined below) to III Exploration of $5,000,000 and a portion of the proceeds from the Private Placement to finance $10,109,000 of capital spending to acquire the 50% non-operated interest in the Antelope Creek Field, drill three and complete 1.5 net wells in Texas, convert two gross and net wells to injector status, acquire additional undeveloped acreage and develop the water distribution system in the Raton Basin.

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

     The Company currently has no borrowing capacity on its existing credit agreement which converts in December 2000, to a term loan requiring quarterly principal payments of approximately $916,000. The Company intends to refinance its existing credit facility and replace it with a new credit agreement with an initial revolving period of at least two years. The anticipated facility, together with a planned sale of certain Texas oil and gas properties, is expected to provide a portion of the capital resources required to fund the Company's 2000 development program and support its ongoing operations. If the Company is successful in replacing its existing credit facility, additional capital resources will still be required to completely fund the Company's 2000 development plan. The Company does not currently have any other committed sources of debt or equity capital, but anticipates these sources will become available. However, if the Company is unable to replace its existing credit facility, additional capital resources will be required to fund maturities of debt as they become due. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all. In the event sufficient capital is not available, the Company may be unable to develop its Uinta Basin and Raton Basin properties in accordance with its planned schedule, pay its maturities of debt as they become due, maintain compliance with existing debt covenants and may be required to take further measures to reduce the size and scope of its business.

     Financing

     Effective September 30, 1998, the Company entered into the Credit Agreement with the Chase Manhattan Bank, ("Chase"). The Credit Agreement established a credit facility for the Company of up to $50.0 million with a two-year revolving line and a borrowing base to be redetermined quarterly. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. The Credit Agreement contains certain financial covenants including a minimum fixed charge coverage ratio, a minimum current ratio and others. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate plus a margin determined by the amount outstanding under the facility.

     During August 1999, in conjunction with the Antelope Creek Acquisition, the borrowing base was increased to $11.0 million and the quarterly redetermination scheduled for September 30, 1999 was waived. The redetermination scheduled for December 31, 1999 resulted in no change to the borrowing base. The next redetermination was scheduled to occur on or before March 31, 2000, however, the Company is in the process of replacing the Credit Agreement and requested that the redetermination be postponed.

     In order to finance the Antelope Creek Acquisition, the Company and Chase entered into Amendment No. 1 to the Credit Agreement dated as of August 20, 1999, pursuant to which the Company borrowed an additional $2.5 million.

     Additionally, the Company sold $5 million of 8% senior subordinated notes due 2004 (the "Notes") to III Exploration. The Notes required the Company to deliver to III Exploration a stock purchase warrant to acquire 150,000 shares of Common Stock of the Company at an exercise price of $3.00 per share and the ability for III Exploration to obtain additional stock purchase warrants over the life of the Notes. The number of future stock purchase warrants will be based on the future stock price performance and the amount and duration of the Notes outstanding. The maximum number of shares of Common Stock issuable under the stock purchase warrants for any given period is limited to 250,000 shares in any one year, 400,000 over the first three years and 750,000 over the five-year life of the Notes. The Company may redeem the Notes at par without penalty at any time. Upon redemption of the Notes, any remaining unissued and unearned stock purchase warrants will expire. The Company utilized proceeds from the Notes to finance the remaining purchase price of the Antelope Creek Acquisition and for working capital needs.

SUBSEQUENT EVENTS

     On February 15, 2000, the stockholders of the Company approved the sale of the Preferred Shares to III Exploration in exchange for certain producing oil and gas properties primarily located in the Uinta Basin of Utah. The stockholders of the Company also approved the issuance of shares of Common Stock upon the potential conversion of the Preferred Shares.

     The Preferred Shares will be convertible, beginning two years from the date of issuance, into shares of Common Stock at a conversion price of $3.50 per share of Common Stock, based on the preference amount of $10.00 per Preferred Share. The Company has the option to redeem the Preferred Shares at any time after the third anniversary of the transaction closing date in whole or in part at a redemption price of $12.00 per Preferred Share. The Preferred Shares are being issued pursuant to an exemption from the registration requirement under the Securities Act and will be subject to transfer restrictions imposed by the Securities Act.

     The Company anticipates that the III Exploration Purchase will provide cash flow of approximately $900,000 during the first year and that proved developed producing reserves will increase 15%, or 400,000 BOE, from December 31, 1999 levels.

     The effective date of the Purchase was November 1, 1999. The transaction was closed on February 18, 2000.

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

HEDGING TRANSACTIONS

     The Company has historically entered into hedging contracts of various types in an attempt to manage price risk with regard to a portion of the Company's crude and natural gas production. While use of these hedging arrangements limits the downside risk of price declines, such arrangements may also limit the benefits which may be derived from price increases.

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

     At December 31, 1999, the following hedge positions were in place.


Type                       Floor          Cap         Price         From         To             Volume
---------------------     --------     --------     --------      -------     --------     ----------------

Crude Oil Collar          $  17.00     $  20.00           NA       1/1/00     12/31/00     12,000 Bbl/Month
Crude Oil Swap                  NA           NA     $  20.05       1/1/00      6/30/00     12,000 Bbl/Month
Crude Oil Collar          $  20.00     $  23.00           NA       7/1/00     09/30/00         6,000 Bbl/Mo
Natural Gas Swap                NA           NA     $  2.010      10/1/99      9/30/00        700 MMBtu/Day
(Questar Index)
Natural Gas Swap                NA           NA     $ 2.2275       8/1/99      3/31/00      1,000 MMBtu/Day
(Houston Ship Channel
Index)
Natural Gas Swap                NA           NA     $ 2.2425       4/1/00      3/31/01      1,000 MMBtu/Day

     Additional hedge positions were contracted subsequent to December 31, 1999.

Type                       Floor          Cap         Price         From         To             Volume
---------------------     --------     --------       -----       -------     --------      -------------

Crude Oil Collar          $  23.00     $  31.70           NA       7/1/00      9/30/00       4,000 Bbl/Mo
Crude Oil Collar          $  22.00     $  27.00           NA      10/1/00     12/31/00      10,000 Bbl/Mo

YEAR 2000 ISSUES

     The Company experienced no failure or material negative impact as a result of the "Year 2000 issue", defined as the failure of computer systems to properly recognize "00" in date sensitive information when the year changed to 2000. However, the Company continues to monitor its reporting and information systems for potential problems, including Year 2000 issue problems, and tests all newly acquired hardware and software to assure Y2K compliance.

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

     Estimates of oil and natural gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. In particular, given the early stage of the Company's development programs, the ultimate effect of such programs is difficult to ascertain. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of improved recovery techniques such as the enhanced oil recovery techniques utilized by the Company, the assumed effects of regulations by governmental and tribal agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially effect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

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

HISTORY OF OPERATING LOSSES AND NET LOSSES.

The Company has experienced operating losses in each year since its inception in 1993, including an operating loss of approximately $2,006,000 in 1999. Excluding the effect of the $1.3 million gain on the sale of the 50% interest in Antelope Creek in 1996, the Company also has experienced net losses in each year since its inception. Although the Company expects its results of operations to improve as it develops its Uinta Basin and Raton Basin assets, there is no assurance that the Company will achieve, or be able to sustain, profitability.

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

EARLY STAGES OF DEVELOPMENT ACTIVITIES.

The Company's development plan includes (i) the drilling of development and exploratory wells in the Uinta Basin when oil prices improve to reasonable levels, together with injection well conversions that are intended to repressurize producing reservoirs in the Lower Green River formation, (ii) subject to increasing water removal rates with the 10 additional water removal wells and observing increasing commercial gas production from several of the 17 pilot wells, the drilling of additional wells in connection with the development of a coalbed methane project in the Raton Basin and (iii) the use of 3-D seismic technology to exploit its properties in South Texas. The success of these projects will be materially dependent on whether the Company's development and exploratory wells can be drilled and completed as commercially productive wells, whether the enhanced oil recovery techniques can successfully repressurize reservoirs and increase the rate of production and ultimate recovery of oil and natural gas from the Company's acreage in the Uinta Basin and whether the Company can successfully implement its planned coalbed methane project on its acreage in the Raton Basin. Although the Company believes the geologic characteristics of its project areas reduce the probability of drilling nonproductive wells, there can be no assurance that the Company will drill productive wells. If the Company drills a significant number of nonproductive wells, the Company's business, financial condition and results of operations would be materially adversely affected. While the Company's pilot enhanced oil recovery projects in the Uinta Basin have indicated that rates of oil production can be increased, the repressurization takes place over a period of approximately two years and depends heavily on the amount and rates of injected water, with full response occurring after approximately five years; therefore, the ultimate effect of the enhanced oil recovery operations will not be known for several years. While the Company's pilot coalbed methane recovery project in the Raton Basin have indicated that the economically recoverable volumes are present in the reservoir, the dewatering process can take place over a period from three months to several years and depends heavily on the amount and rates of produced water, with full dewatering occurring one to two years after commercial volumes of gas are initially produced; therefore, the ultimate effect of the dewatering operations will not be known for several years. Ultimate recoveries of oil and natural gas from the enhanced oil and coalbed methane recovery programs may also vary at different locations within the Company's Uinta Basin and Raton Basin properties. Accordingly, due to the early stage of development, the Company is unable to predict whether its development activities in the Uinta Basin and Raton Basin will meet its expectations. In the event the Company's enhanced oil and coalbed methane recovery program does not effectively increase rates of production or ultimate recovery of oil and gas reserves, the Company's business, financial condition and results of operation will likely be materially adversely affected.

RISKS ASSOCIATED WITH OPERATING IN THE UINTA BASIN

     Concentration in Uinta Basin. The Company's properties in the Greater Monument Butte Region of the Uinta Basin constitute the majority of the Company's existing inventory of producing properties and drilling locations. Approximately 80% of the Company's 1999 capital expenditures of approximately $10.1 million was dedicated to developing and acquiring additional interest in the Company's enhanced oil recovery projects in this area. There can be no assurance that the Company's operations in the Uinta Basin will yield positive economic returns. Failure of the Company's Uinta Basin properties to yield significant quantities of economically attractive reserves and production would have a material adverse impact on the Company's financial condition and results of operations.

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

RISKS ASSOCIATED WITH OPERATING IN THE RATON BASIN

     Coalbed Methane Production. During the last ten years, new technology has lowered the cost of coalbed methane production, making such development commercially viable in areas where production was previously thought to be uneconomic. While the Company believes that these new technologies will be applicable to its acreage in the Raton Basin, the Company is still in the early stages of its development program. There can be no assurance that although the Company has discovered natural gas, that it will be successful in completing commercially productive wells.

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

     The Company currently has no borrowing capacity on its existing credit agreement which converts in December 2000, to a term loan requiring quarterly principal payments of approximately $916,000. The Company intends to refinance its existing credit facility and replace it with a new credit agreement with an initial revolving period of at least two years. The anticipated facility, together with a planned sale of certain Texas oil and gas properties, is expected to provide a portion of the capital resources required to fund the Company's 2000 development program and support its ongoing operations. If the Company is successful in replacing its existing credit facility, additional capital resources will still be required to completely fund the Company's 2000 development plan. The Company does not currently have any other committed sources of debt or equity capital, but anticipates these sources will become available. However, if the Company is unable to replace its existing credit facility, additional capital resources will be required to fund maturities of debt as they become due. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all. In the event sufficient capital is not available, the Company may be unable to develop its Uinta Basin and Raton Basin properties in accordance with its planned schedule, pay its maturities of debt as they become due, maintain compliance with existing debt covenants and may be required to take further measures to reduce the size and scope of its business.

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

RESERVE REPLACEMENT RISK.

     The Company's future success depends upon its ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. The proved reserves of the Company will generally decline as reserves are depleted, except to the extent that the Company conducts successful exploration or development activities, enhanced oil recovery activities or acquires properties containing proved reserves. Approximately 42% of the Company's total proved reserves at December 31, 1999 were undeveloped. In order to increase reserves and production, the Company must continue its development and exploitation drilling programs or undertake other replacement activities. The Company's current development plan includes increasing its reserve base through continued drilling, development and exploitation of its existing properties. There can be no assurance, however, that the Company's planned development and exploitation projects will result in significant additional reserves or that the Company will have continuing success drilling productive wells at anticipated finding and development costs.

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

DEPENDANCE ON KEY PERSONNEL.

     The Company's success has been and will continue to be highly dependent on Robert C. Murdock, its Chairman of the Board, President and Chief Executive Officer, Sidney Kennard Smith, its Executive Vice President and Chief Operating Officer, Tim A. Lucas, its Vice President and Chief Financial Officer, and a limited number of other senior management and technical personnel. Loss of the services of Mr. Murdock, Mr. Smith, Mr. Lucas or any of those other individuals could have a material adverse effect on the Company's operations. The Company's failure to retain its key personnel or hire additional personnel could have a material adverse effect on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At March 31, 2000, the Company had 204,000 Bbls of 2000 oil production subject to hedging and swap arrangements at various levels that result in an average NYMEX floor price of $18.89 per Bbl and an average NYMEX ceiling price of $21.99 per Bbl. These arrangements could be classified as derivative commodity instruments subject to commodity price risk. The Company also had 398,000 MMBtu of its 2000 natural gas production hedged at swap prices ranging from $2.01 to $2.2425 per MMBtu. The Company uses hedging contracts to manage its price risk and limit exposure to short-term fluctuations in commodity prices. However, should 2000 NYMEX oil prices remain above $21.99 per Bbl, the Company would not receive the marginal benefit of oil prices in excess of $21.99 per Bbl for the Bbls under hedge contracts.

     Additionally, the Company is subject to interest rate risk, as $11.0 million owed at March 31, 2000 under the Company's revolving credit facility accrues interest at floating rates tied to LIBOR. The Company's current average rate is approximately 8.78% locked in for various terms from 90 to 180 days.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 - Election of Directors" and to the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement (the "2000 Proxy Statement") for its annual meeting of stockholders to be held on May 31, 2000. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1999.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) 1. Consolidated Financial Statements:

       See Index to Consolidated Financial Statements on page F-1.

    2. Financial Statement Schedules: None Required.

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

  4.1 Form of Common Stock Certificate (filed as Exhibit 4 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

  4.2 Note Purchase Agreement dated as of August 20, 1999, by and between Petroglyph Energy, Inc. and III Exploration Company (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 2, 1999, and incorporated by reference herein).

  4.3 Warrant Agreement among III Exploration Company and Petroglyph Energy, Inc. dated as of August 20, 1999 (filed as Exhibit 99.5 to the Schedule 13D filed by Intermountain Industries, Inc., III Exploration Company, Century Partners and Richard Hokin on August 30, 1999, and incorporated herein by reference).

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

  10.8 Cooperative Plan of Development and Operation for the Antelope Creek Enhanced Recovery Project, Duchesne County, Utah, dated as of February 17, 1994, by and between Petroglyph Operating Company, Inc., Inland Resources, Inc., Petroglyph Gas Partners, L.P., Ute Indian Tribe and Ute Distribution Corporation (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

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

  10.15 Letter dated August 21, 1997, from Hutch Realty, L.L.C. to Petroglyph Operating Company, Inc. concerning renewal of Lease Agreement (filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

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

  10.18 Guaranty dated September 15, 1997, by Petroglyph Energy, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

  10.19 First Firm Transportation Service Agreement, dated July 1, 1998, between Petroglyph Energy, Inc. and Colorado Interstate Gas Company (filed as Exhibit 10.19 to the Company's 1998 Annual Report on Form 10K filed March 31, 1999, and incorporated herein by reference).

  10.20 Second Firm Transportation Service Agreement, dated July 1, 1998, between Petroglyph Energy, Inc. and Colorado Interstate Gas Company (filed as Exhibit 10.20 to the Company's 1998 Annual Report on Form 10K filed March 31, 1999, and incorporated herein by reference).

  10.21 Interruptible Transportation Service Agreement, dated January 1, 1999, between Petroglyph Energy, Inc. and Colorado Interstate Gas Company (filed as Exhibit 10.21 to the Company's 1998 Annual Report on Form 10K filed March 31, 1999, and incorporated herein by reference).

  10.22 Form of Severance Agreement as entered into effective as of December 1, 1998, by and between Petroglyph Energy, Inc. and each of Robert C. Murdock, Robert A. Christensen, S. Kennard Smith and Tim A. Lucas (filed as Exhibit 10.22 to the Company's 1998 Annual Report on Form 10K filed March 31, 1999, and incorporated herein by reference).

  10.23 Amendment No. 1, dated August 20, 1999, to Second Amended and Restated Loan Agreement among Petroglyph Gas Partners, L.P., Petroglyph Energy, Inc. and The Chase Manhattan Bank (filed as
                Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 2, 1999, and incorporated by reference herein).

  10.24 Purchase and Sale Agreement between III Exploration Company and the Company dated December 28, 1999 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 30, 1999, and incorporated by reference herein).

  10.25 Subscription Agreement between III Exploration Company and the Company dated December 28, 1999 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 30, 1999, and incorporated by reference herein).

  21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Company's 1998 Annual Report on Form 10-K filed March 31, 1999, and incorporated by reference herein).

  23.1 Consent of Lee Keeling and Associates, Inc., independent reserve engineers.

  27            Financial Data Schedule.

(b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K on December 30, 1999, reporting the execution of a Purchase and Sale Agreement with III Exploration Company.

     On November 3, 1999, the Company also amended a report on Form 8-K filed September 2, 1999, to include financial statements and pro forma financial information relating to an acquisition of certain oil and gas property.

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

     Present Value of Future Net Revenues or PV-10. The present value of estimated future net revenues to be generated from the production of proved reserves, net of estimated production and ad valorem taxes, future capital costs and operating expenses, using prices and costs in effect as of the date indicated, without giving effect to federal income taxes. The future net revenues have been discounted at an annual rate of 10% to determine their "present value". The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized, as of March 31, 2000.


                                      PETROGLYPH ENERGY, INC.

                                      Registrant


                                      By: /s/ ROBERT C. MURDOCK
                                          -------------------------------------
                                          Robert C. Murdock
                                          President and Chief Executive Officer


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 31, 2000, by the following persons on behalf of the Registrant and in the capacity indicated.


 /s/ ROBERT C. MURDOCK
-------------------------------------
Robert C. Murdock
President, Chief Executive Officer and
Chairman of the Board



 /s/ TIM A. LUCAS
-------------------------------------
Tim A. Lucas
Vice President, Chief Financial
Officer and Treasurer



 /s/ RICHARD HOKIN
-------------------------------------
Richard Hokin
Director



 /s/ WILLIAM C. GLYNN
-------------------------------------
William C. Glynn
Director



 /s/ EUGENE C. THOMAS
-------------------------------------
Eugene C. Thomas
Director



 /s/ A. J. SCHWARTZ
-------------------------------------
A. J. Schwartz
Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 FINANCIAL STATEMENTS OF PETROGLYPH ENERGY, INC.

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Public Accountants...............................................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.............F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
                  December 31, 1999, 1998 and 1997.....................................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.............F-6

Notes to Consolidated Financial Statements.............................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Petroglyph Energy, Inc.:

         We have audited the accompanying consolidated balance sheets of Petroglyph Energy, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petroglyph Energy, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                      ARTHUR ANDERSEN LLP

Dallas, Texas
April 19, 2000

                             PETROGLYPH ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    AS OF DECEMBER 31,
                                                                              ----------------------------
                                                                                  1999            1998
                                                                              ------------    ------------
                                  ASSETS
Current Assets:
          Cash and cash equivalents .......................................   $  1,741,849    $  2,007,737
          Accounts receivable:
               Oil and natural gas sales ..................................        656,338         264,827
               Joint interest billing .....................................         33,827         834,910
               Other ......................................................         86,489         133,342
                                                                              ------------    ------------
                                                                                   776,654       1,233,079

          Inventory .......................................................      1,489,420       1,234,323
          Prepaid expenses ................................................        137,668         247,518
                                                                              ------------    ------------
                    Total Current Assets ..................................      4,145,591       4,722,657
                                                                              ------------    ------------

     Property and equipment, successful efforts method at cost:
          Proved properties ...............................................     38,835,247      32,191,345
          Unproved properties .............................................     11,769,103      10,072,036
          Pipelines, gas gathering and other ..............................     10,424,319      10,024,602
                                                                              ------------    ------------
                                                                                61,028,669      52,287,983

          Less--Accumulated depreciation, depletion, and amortization .....    (12,516,006)    (11,590,068)
                                                                              ------------    ------------
               Property and equipment, net ................................     48,512,663      40,697,915
                                                                              ------------    ------------

     Note receivable from officers ........................................        247,043         392,465
     Other assets, net ....................................................         41,230         222,164
                                                                              ------------    ------------
                    Total Assets ..........................................   $ 52,946,527    $ 46,035,201
                                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities:
               Trade ......................................................   $    635,007    $  2,088,290
               Oil and natural gas sales ..................................        115,985         280,179
               Current portion of long-term debt ..........................        916,666              --
               Accrued taxes payable ......................................        138,762         124,857
               Other ......................................................        370,787         277,637
                                                                              ------------    ------------
                        Total Current Liabilities .........................      2,177,207       2,770,963
                                                                              ------------    ------------

Long-term debt ............................................................     14,953,134       7,500,000
                                                                              ------------    ------------
Deferred tax liability ....................................................             --         452,488
                                                                              ------------    ------------

Stockholders' Equity:
     Common Stock, par value $.01 per share; 25,000,000 shares
               authorized; 6,458,333 shares issued and outstanding ........   $     64,583    $     54,583
     Paid-in capital ......................................................     48,195,022      46,134,018
     Retained deficit .....................................................    (12,443,419)    (10,876,851)
                                                                              ------------    ------------
                    Total Stockholders' Equity ............................     35,816,186      35,311,750
                                                                              ------------    ------------
Total Liabilities and Stockholders' Equity ................................   $ 52,946,527    $ 46,035,201
                                                                              ============    ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             PETROGLYPH ENERGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  1999             1998               1997
                                                              ------------      ------------      ------------
Operating Revenues:
      Oil sales ............................................  $  3,652,095      $  2,912,293      $  3,734,856
      Natural gas sales ....................................     1,159,512         1,365,850         1,070,195
      Other ................................................       230,603           189,924            60,847
                                                              ------------      ------------      ------------
             Total operating revenues ......................     5,042,210         4,468,067         4,865,898
                                                              ------------      ------------      ------------

Operating Expenses:
      Lease operating ......................................     2,953,369         1,927,334         1,559,885
      Production taxes .....................................       359,122           218,129           178,822
      Exploration costs ....................................        38,640           192,526                --
      Depreciation, depletion, and amortization ............     1,673,409         1,866,111         1,852,296
      Impairments ..........................................            --         4,848,218                --
      General and administrative ...........................     2,024,119         2,128,774         1,299,851
                                                              ------------      ------------      ------------
             Total operating expenses ......................     7,048,659        11,181,092         4,890,854
                                                              ------------      ------------      ------------
Operating Loss .............................................    (2,006,449)       (6,713,025)          (24,956)
Other Income (Expenses):
      Interest income (expense), net .......................      (679,284)          406,975           114,036
      Gain (loss) on sales of property and equipment, net ..       840,412            58,577            12,440
                                                              ------------      ------------      ------------
Net income (loss) before income taxes ......................    (1,845,321)       (6,247,473)          101,520
                                                              ------------      ------------      ------------
Income Tax Expense (Benefit):
      Current ..............................................            --                --          (463,238)
      Deferred .............................................      (389,943)       (2,061,666)        2,977,392
                                                              ------------      ------------      ------------
             Total Income Tax (Benefit) Expense ............      (389,943)       (2,061,666)        2,514,154
                                                              ------------      ------------      ------------
Net Income (Loss) before Change in Accounting Principle ....  $ (1,455,378)     $ (4,185,807)     $ (2,412,634)
                                                              ============      ============      ============
      Accounting Change - Expense of Start Up Costs (net
      of tax) ..............................................      (111,190)               --                --
Net Income (Loss): .........................................  $ (1,566,568)     $ (4,185,807)     $ (2,412,634)
                                                              ============      ============      ============
Earnings (Loss) per Share before Accounting Change .........  $      (0.27)     $      (0.77)     $      (0.73)
Earnings (Loss) per Share from Accounting Change ...........  $      (0.02)     $         --      $         --
                                                              ------------      ------------      ------------
Earnings (Loss) per Common Share, Basic and Diluted ........  $      (0.29)     $      (0.77)     $      (0.73)
                                                              ============      ============      ============
Weighted Average Common Shares Outstanding (Note 5) ........  $  5,469,292      $  5,458,333      $  3,326,826
                                                              ============      ============      ============








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             PETROGLYPH ENERGY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    COMMON          PARTNERS'          PAID IN         RETAINED
                                     STOCK           CAPITAL           CAPITAL          DEFICIT         TOTAL EQUITY
                                  ------------     ------------      ------------     ------------      ------------
BALANCE, DECEMBER 31, 1996        $         --     $ 16,973,044      $         --     $ (4,278,410)     $ 12,694,634

Initial public offering of
 common stock, net of
 offering costs                         26,250               --        29,189,307               --        29,215,557

Transfers at Conversion                 28,333      (16,973,044)       16,944,711               --                --

Deferred income taxes
   recorded upon Conversion
   (Note 2)                                 --               --                --       (2,474,561)       (2,474,561)

Net income                                  --               --                --           61,927            61,927
                                  ------------     ------------      ------------     ------------      ------------

BALANCE, DECEMBER 31, 1997              54,583               --        46,134,018       (6,691,044)       39,497,557

Net loss                                    --               --                --       (4,185,807)       (4,185,807)
                                  ------------     ------------      ------------     ------------      ------------

BALANCE, DECEMBER 31, 1998        $     54,583     $         --      $ 46,134,018     $(10,876,851)     $ 35,311,750


Private offering of common
stock, net of offering costs            10,000               --         1,921,504               --         1,931,504

Warrants issued in connection
with subordinated loan                      --               --           139,500               --           139,500

Net loss                                    --               --                --       (1,566,568)       (1,566,568)
                                  ------------     ------------      ------------     ------------      ------------

BALANCE, DECEMBER 31, 1999        $     64,583     $         --      $ 48,195,022     $(12,443,419)     $ 35,816,186
                                  ============     ============      ============     ============      ============





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             PETROGLYPH ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------------------
                                                                        1999                   1998                   1997
                                                                    ------------           ------------           ------------
Operating Activities:
   Net income (loss) ............................................   $ (1,566,568)          $ (4,185,807)          $ (2,412,634)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation, depletion, and amortization ............      1,691,409              1,866,111              1,852,296
           Amortization of warrants - interest expense
           and notes payable ....................................          9,300                     --                     --
           Gain on sales of property and equipment, net .........       (840,412)               (58,577)               (12,440)
           Amortization of deferred revenue .....................             --                     --                (45,860)
           Impairments ..........................................             --              4,848,218
           Exploration Costs ....................................         38,640                192,526                     --
           Expense capitalized start-up costs - Change in
           Accounting Principle .................................        173,735                     --                     --
           Write-off of officer note receivable .................        175,901
           Deferred Taxes .......................................       (452,488)            (2,061,666)             2,514,154

   Changes in current assets and liabilities--
        (Increase) decrease in accounts and other
        receivables .............................................        425,946               (113,462)               142,144
        Increase in inventory ...................................       (324,294)               (33,586)              (311,935)
        (Increase) decrease in prepaid expenses .................        109,850                (26,325)              (113,945)
        Increase (decrease) in accounts payable and
           accrued liabilities ..................................     (1,510,423)            (1,894,706)                20,819
                                                                    ------------           ------------           ------------
           Net cash provided by (used in) operating
           activities ...........................................     (2,069,404)            (1,467,274)             1,632,599
                                                                    ------------           ------------           ------------

Investing Activities:
   Proceeds from sales of property and equipment ................      1,498,390                 88,200                745,712
   Additions to oil and natural gas properties, including
        exploration costs .......................................     (9,517,954)           (17,499,817)           (12,767,808)
   Additions to pipelines, gas gathering and other ..............       (590,913)            (3,123,302)            (3,491,853)
                                                                    ------------           ------------           ------------
        Net cash used in investing activities ...................     (8,610,477)           (20,534,919)           (15,513,949)
                                                                    ------------           ------------           ------------

Financing Activities:
   Proceeds from issuance of equity securities ..................      1,931,504                     --             30,515,625
   Proceeds from issuance of, and draws on, notes payable .......      8,500,000              7,500,000             10,085,381
   Payments on notes payable ....................................             --                (36,598)           (10,133,545)
   Payments for organization and financing costs ................        (17,511)              (132,127)            (1,485,088)
                                                                    ------------           ------------           ------------
Net cash provided by financing activities .......................     10,413,993              7,331,275             28,982,373
                                                                    ------------           ------------           ------------
Net increase (decrease) in cash and cash equivalents ............       (265,888)           (14,670,918)            15,101,023
Cash and cash equivalents, beginning of period ..................      2,007,737             16,678,655              1,577,632
                                                                    ------------           ------------           ------------
Cash and cash equivalents, end of  period .......................   $  1,741,849           $  2,007,737           $ 16,678,655
                                                                    ============           ============           ============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


1.       ORGANIZATION:

         Petroglyph Energy, Inc. ("Petroglyph" or the "Company") was incorporated in Delaware in April 1997 for the purpose of consolidating and continuing the activities previously conducted by Petroglyph Gas Partners, L.P. ("PGP" or the "Partnership"). PGP was a Delaware limited partnership organized on April 15, 1993 to acquire, explore for, produce and sell oil, natural gas, and related hydrocarbons. The general partner of PGP at its formation was Petroglyph Energy, Inc., a Kansas corporation ("PEI"). Petroglyph Gas Partners II, L.P. ("PGP II") was organized on April 15, 1995 as a Delaware limited partnership, to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The general partner of PGP II was PEI (1% interest) and the sole limited partner was PGP (99% interest). Pursuant to the terms of an Exchange Agreement dated August 22, 1997 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Partnership and all of the stock of PEI in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated on October 24, 1997, immediately prior to the closing of the initial public offering of the Company's Common Stock (the "Offering"). The Conversion was accounted for as a transfer of assets and liabilities between affiliates under common control and resulted in no change in carrying values of these assets and liabilities. Effective June 30, 1998, PEI, PGP and PGP II were dissolved and the assets and liabilities and results of operations were rolled up into the Company with no change in carrying values.

         During August of 1999, III Exploration Company ("III Exploration") completed the purchase (the "Purchase") from Robert A. Christensen, a director and executive officer of the Company, David R. Albin, a director of the Company, Kenneth A. Hersh, a director of the Company, R. Gamble Baldwin, John S. Foster, Bruce B. Selkirk, III, Albin Income Trust, Natural Gas Partners, L.P., Natural Gas Partners II, L.P. and Natural Gas Partners III, L.P. (collectively, the "Sellers") of 2,753,392 shares of Common Stock of the Company. III Exploration is controlled by Intermountain Industries, Inc., an Idaho corporation ("Intermountain"). As a result of the Purchase, Intermountain, through its ownership of III Exploration, acquired approximately 50.4% of the outstanding Common Stock of the Company (the "Change of Control").

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

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest during 1999, 1998 and 1997 totaled $807,000, $116,000 and $325,000, respectively. The Company did not make any cash payments for income taxes during 1999 and 1998 based on net losses for the year, and no cash payment for income taxes was made in 1997 based on its partnership structure in effect during that period.

ACCOUNTS RECEIVABLE

         Accounts receivable are presented net of allowance for doubtful accounts, the amounts of which are immaterial as of December 31, 1999, 1998 and 1997.

INVENTORY

         Inventories consist primarily of crude oil held in tanks available for sale, tubular goods and oil field materials and supplies, which the Company plans to utilize in its ongoing exploration and development activities and are carried at the lower of weighted average historical cost or market value.

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

         Leasehold costs are capitalized when incurred. Unproved oil and natural gas properties with significant acquisition costs are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties which are not individually significant are assessed periodically in the aggregate based on historical experience, and any impairment in value is charged to exploration costs. The costs of unproved properties that are determined to be productive are transferred to proved oil and natural gas properties.

         Exploration costs, including geological and geophysical expenses, property abandonments and annual delay rentals, are charged to expense as incurred. Exploratory drilling costs, if any, including the cost of stratigraphic test wells, are initially capitalized but charged to expense if and when the well is determined to be unsuccessful.

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in connection with its formation. SFAS No. 121 requires that proved oil and natural gas properties be assessed for an impairment in their carrying value whenever events or changes in circumstances indicate that such carrying value may not be recoverable. SFAS No. 121 requires that this assessment be performed by comparing the anticipated future net cash flows to the net carrying value of oil and natural gas properties. This assessment must generally be performed on a property-by-property basis. The Company recognized impairments of $4,848,218 in 1998. No such impairments were required in the years ended December 31, 1999 and 1997.

         The Company has a significant unproved natural gas property in the Raton Basin with a carrying value of $11,154,000 at December 31, 1999 that has not yet demonstrated the ability to produce commercial quantities of natural gas. The Company believes that additional development and time will be required to achieve the production of commercial quantities of natural gas. However, there can be no assurance that the Raton property will ultimately produce commercial quantities of natural gas. If the additional development of the Raton Basin project does not result in commercial quantities of natural gas production, the Company would be required to record an impairment expense that could potentially be equal to the carrying value of the property.

Pipelines, Gas Gathering and Other

         Other property and equipment is primarily comprised of field water distribution systems and natural gas gathering systems located in the Uinta Basin and Raton Basin, field building and land, office equipment, furniture and fixtures and automobiles. The gathering systems and the field water distribution systems are amortized on a unit-of-production basis over

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

the remaining proved reserves attributable to the properties served. These other items are amortized on a straight-line basis over their estimated useful lives which range from three to thirty years.

ORGANIZATION AND FINANCING COSTS

         During 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, which requires future start-up and organization charges to be expensed as they are incurred and previously capitalized charges to be expensed upon adoption as a change in accounting principle. Accordingly, the Company has shown as a change in accounting principle a $111,190 expense, which represents the writeoff of net capitalized organization costs of $173,735 net of the associated income tax benefit of $62,545. Prior to 1999, organization costs were amortized over a period not to exceed five years and presented net of accumulated amortization of $100,385 and $61,895 at December 31, 1998 and 1997, respectively. Amortization of $38,490 and $12,436 is included in depreciation, depletion and amortization expense in the accompanying consolidated statements of operations for the years ended December 31, 1998, and 1997, respectively.

         Costs related to the issuance of the Company's notes payable are deferred and amortized on a straight-line basis over the life of the related borrowing. Such amortization costs of $18,000 and $26,000 are included in interest expense in the accompanying statements of operations for the year ended December 31, 1999 and 1998, respectively.

INTEREST INCOME (EXPENSE)

         For the year ended December 31, 1999, interest expense is presented net of interest income of $93,000. For the years ended December 31, 1998 and 1997, interest income is presented net of interest expense of $132,193 and $198,519, respectively.

CAPITALIZATION OF INTEREST

         Interest costs associated with maintaining the Company's inventory of unproved oil and natural gas properties and significant development projects are capitalized. Interest capitalized totaled $118,000, $90,000 and $127,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

REVENUE RECOGNITION AND NATURAL GAS BALANCING

         The Company utilizes the entitlements method of accounting whereby revenues are recognized based on the Company's revenue interest in the amount of oil and natural gas production. The amount of oil and natural gas sold may differ from the amount which the Company is entitled based on its revenue interests in the properties. The Company had no significant natural gas balancing positions at December 31, 1999 or 1998.

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

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

income tax expense. The Company recognized a one-time charge of approximately $2.5 million in deferred tax liabilities and income tax expense on the date of the Conversion. Upon the Conversion, the Company became taxable as a corporation.

DERIVATIVES

         The Company uses derivatives to hedge against interest rate and product prices risks, as opposed to their use for trading purposes. The Company's policy is to ensure that a correlation exists between the financial instruments and the Company's pricing in its sales contracts prior to entering into such contracts. Gains and losses on commodity futures contracts and other price risk management instruments are recognized in oil and natural gas revenues when the hedged transaction occurs. Cash flows related to derivative transactions are included in operating activities.

STOCK-BASED COMPENSATION

         The Company follows the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB No. 25, no compensation will be recorded for stock options or other stock-based awards that are granted with an exercise price equal to or above the common stock price on the date of the grant.

RECLASSIFICATIONS

         Certain reclassifications have been made to prior year balances to conform to current year presentation.

3.       ACQUISITIONS AND DISPOSITIONS

         During August 1999, the Company acquired the remaining 50% working interest in the Antelope Creek Field in the Uinta Basin of Utah (the "Antelope Creek Property") from its non-operated working interest partner, Williams Production Rocky Mountain Company ("Williams"), for a purchase price of $6.9 million (the "Antelope Creek Acquisition"). The Antelope Creek Acquisition, which was effective August 1, 1999, gives the Company a 100% working interest in the Antelope Creek Property. The following table shows operating revenues, net loss and earnings per share as if the Company had owned 100% working interest in the Antelope Creek Field from January 1, 1998.

                           Revenues       Net Loss     Loss per Share
                         -------------  -------------  --------------
         1998            $   7,627,100  $ (4,300,891)  $       (0.79)
         1999            $   6,544,184  $ (1,159,476)  $       (0.21)

         In July 1997, the Company acquired 56,000 net mineral acres in the Raton Basin in Colorado for approximately $700,000. This acquisition had an effective date of May 15, 1997. An additional 17,100 net mineral acres were acquired by December 31, 1999 from various parties for a total of 73,100 net acres. In addition, the Company also acquired, simultaneously, an 80% interest in a 25 mile pipeline strategically located across the Company's acreage positions in the Raton Basin for total consideration of approximately $320,000. The Company, together with an industry partner, formed a partnership to operate this pipeline. Under the terms of the purchase and sale agreement, the Company paid $75,000 at closing, $75,000 on December 31, 1997, and paid a final $35,000 during 1998. Additionally, the Company assumed an obligation for delinquent property taxes of approximately $135,000, which were paid in November of 1997. The Company acquired the remaining 20% interest in the pipeline for $60,000 effective December 1998. Simultaneously, the partnership formed to operate the pipeline was dissolved.

4.       FUTURE OPERATIONS

         The Company has experienced operating losses in each year since its inception and incurred an operating cash flow deficit (net cash provided by operating activities before changes in working capital) in the year ended December 31, 1999. Such operating losses and cash flow deficits have continued subsequent to December 31, 1999. The future success of the

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997







4.    FUTURE OPERATIONS:  (CONTINUED)

Company is dependent upon its ability to develop additional oil and natural gas reserves that are economically recoverable within its two primary operating areas, the Uinta Basin and Raton Basin Projects. Development of these projects will require substantial additional capital expenditures. The Company currently has no borrowing capacity on its existing credit agreement which converts in December 2000, to a term loan requiring quarterly principal payments of approximately $916,000. The Company intends to refinance its existing credit facility and replace it with a new credit agreement with an initial revolving period of at least two years. The anticipated facility, together with a planned sale of certain Texas oil and gas properties, is expected to provide a portion of the capital resources required to fund the Company's 2000 development program and support its ongoing operations. If the Company is successful in replacing its existing credit facility, additional capital resources will still be required to completely fund the Company's 2000 development plan. The Company does not currently have any other committed sources of debt or equity capital, but anticipates these sources will become available. However, if the Company is unable to replace its existing credit facility, additional capital resources will be required to fund maturities of debt as they become due. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all. In the event sufficient capital is not available, the Company may be unable to develop its Uinta Basin and Raton Basin properties in accordance with its planned schedule, pay its maturities of debt as they become due, maintain compliance with existing debt covenants and may be required to take further measures to reduce the size and scope of its business.

5.       STOCKHOLDERS' EQUITY:

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

PRIVATE PLACEMENT

         On December 28, 1999, the Company sold 1,000,000 shares of Common Stock to III Exploration in a privately negotiated sale at a purchase price of $2.00 per share, for aggregate proceeds of $2.0 million (the "Private Placement"). The Common Stock issued in the Private Placement has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company intends to use the proceeds from the Private Placement for working capital, to finance existing operations and to finance a portion of the Company's 2000 development plans for its Uinta Basin and Raton Basin properties. As a result of the Private Placement, III Exploration's ownership interest in the Company's Common Stock has increased to 59.07% (assuming the exercise of a warrant to purchase 150,000 shares of Common Stock issued in connection with the subordinated notes).

WARRANTS

         A warrant to purchase 150,000 shares of Common Stock, at an exercise price equal to $3.00 per share, was issued to Intermountain in conjunction with the issuance of $5 million in subordinated notes. The warrant expires on August 20, 2009 and was still outstanding at December 31, 1999.

EARNINGS PER SHARE INFORMATION

         Effective December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which prescribes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion 15, "Earnings Per Share."

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

5.       STOCKHOLDERS' EQUITY: (CONTINUED)

         The computation of basic and diluted EPS were identical for the years ended December 31, 1999, 1998 and 1997 due to the following reasons:


o A warrant to purchase 150,000 shares of common stock was not included in the computation of diluted EPS as they are antidilutive as a result of the Company's net loss for the year ended December 31, 1999. The warrants, which expire on August 20, 2009, were still outstanding at December 31, 1999.

o Options to purchase 210,000 and 280,000 shares of common stock at $5.00 per share at December 31, 1999 and 1998, respectively, were outstanding since October 19, 1998, but were not included in the computation of diluted EPS because to do so would have been antidilutive. The 210,000 options, which expire on October 19, 2008, were still outstanding at December 31, 1999.

o Options to purchase 210,000, 314,000 and 337,000 shares of common stock at $12.50 per share at December 31, 1999, 1998 and 1997, respectively, were outstanding since November 1, 1997, but were not included in the computations of diluted EPS because to do so would have been antidilutive. The 210,000 options, which expire on November 1, 2007, were still outstanding at December 31, 1999.

o Warrants to purchase up to 6,496 shares of common stock were not included in the computation of diluted EPS as they are antidilutive as a result of the Company's net loss for the year ended December 31, 1999. The warrants, which expire on September 15, 2007, were still outstanding at December 31, 1999.

6.       TRANSACTIONS WITH AFFILIATES:

         The Company had notes receivable from certain executive officers aggregating $141,738 and $246,500 at December 31, 1999 and 1998, respectively. These notes bear interest at a rate of 9% and mature December 31, 2003. Accrued interest on the notes at December 31, 1999 and 1998 was $105,305 and $145,965, respectively. In August 1999, the Company forgave a note receivable of $104,762 with accrued interest of $71,139 owed to the Company by a former executive officer. In exchange for the debt forgiveness, the officer relinquished his rights under a severance agreement, which had a potential cash value of $250,000.

         The Company leases an office building from an affiliate. Rentals paid to the affiliate for such leases totaled $41,676 during 1999, $36,486 during 1998 and $34,800 during 1997. These rentals are included in general and administrative expense in the accompanying consolidated financial statements.

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

         For the years ended December 31, 1999, 1998 and 1997, the Company paid legal fees of $25,254, $57,060 and $139,384, respectively, to the law firm of Morris, Laing, Evans, Brock & Kennedy, Chartered, where A.J. Schwartz, a director of the Company, is a shareholder.

         During 1997, the Company entered into an agreement with Sego Resources, Inc. (SEGO), a portfolio company of NGP, to serve as operator on a series of wells to be drilled in the Wasatch formation in the Company's Natural Buttes Extension acreage. The Company has participated in drilling and completing two wells through December 31, 1999. As a result of the drilling and operating activity, the Company paid SEGO $183,359 for capital expenditures and $6,182 for operating charges in 1998.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

6.       TRANSACTIONS WITH AFFILIATES:  (CONTINUED)

         In August 1999, the Company sold $5 million of 8% senior subordinated notes due 2004 (the "Notes") to III Exploration to fund a portion of the $6.9 million Antelope Creek Acquisition. The Notes required the Company to deliver to III Exploration a stock purchase warrant to acquire 150,000 shares of Common Stock of the Company at an exercise price of $3.00 per share and granted III Exploration the ability to obtain additional stock purchase warrants over the life of the Notes. The number of future stock purchase warrants will be based on the future stock price performance and the amount and duration of the Notes outstanding. The maximum number of shares of Common Stock issuable under the stock purchase warrants for any given period is limited to 250,000 shares in any one year, 400,000 over the first three years and 750,000 over the five-year life of the Notes. The Company may redeem the Notes at par without penalty at any time. Upon redemption of the Notes, any remaining unissued and unearned stock purchase warrants will expire.

         On December 28, 1999, the Company sold 1,000,000 shares of Common Stock to III Exploration in a privately negotiated sale at a purchase price of $2.00 per share, for aggregate proceeds of $2.0 million (the "Private Placement"). The Common Stock issued in the Private Placement has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company intends to use the proceeds from the Private Placement for working capital, to finance existing operations and to finance a portion of the Company's 2000 development plans for its Uinta Basin and Raton Basin properties. As a result of the Private Placement, III Exploration's ownership interest in the Company's Common Stock increased to 59.07% (assuming the exercise of a warrant to purchase 150,000 shares of Common Stock).

7.       LONG-TERM DEBT:

         Effective September 30, 1998, the Company entered into the Credit Agreement with the Chase Manhattan Bank ("Chase"). The Credit Agreement established a credit facility for the Company of up to $50.0 million with a two-year revolving line and a borrowing base to be redetermined quarterly. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. The Credit Agreement contains certain financial covenants including a minimum fixed charge coverage ratio, a minimum current ratio and others. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate ("LIBOR") plus a margin determined by the amount outstanding under the facility.

         During August 1999, in conjunction with the Antelope Creek Acquisition, the borrowing base was increased to $11.0 million and the quarterly redetermination scheduled for September 30, 1999 was waived. The redetermination scheduled for December 31, 1999 resulted in no change to the borrowing base. The next redetermination was scheduled to occur on or before March 31, 2000, however, the Company is in the process of replacing the Credit Agreement and requested that the redetermination be postponed.

         In order to finance the Antelope Creek Acquisition, the Company and Chase entered into Amendment No. 1 to the Credit Agreement dated as of August 20, 1999, pursuant to which the Company borrowed an additional $2.5 million.

         Additionally, the Company sold $5 million of 8% senior subordinated notes due 2004 to III Exploration. The Notes required the Company to deliver to III Exploration a stock purchase warrant to acquire 150,000 shares of Common Stock of the Company at an exercise price of $3.00 per share and the ability for III Exploration to obtain additional stock purchase warrants over the life of the Notes. The Company may redeem the Notes at par without penalty at any time.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

7.       LONG-TERM DEBT: (CONTINUED)

         The following table sets forth the Company's maturities of long-term debt as of December 31, 1999.


               YEAR               LONG-TERM DEBT
          -------------------     --------------
          2001                     $ 3,666,667
          2002                       3,666,667
          2003                       2,750,000
          2004                       4,869,800
                                   -----------
          Long-term Debt            14,953,134
          Current Portion              916,666
                                   -----------
          Total Debt               $15,869,800
                                   ===========



8.       INCOME TAXES:

         The effective income tax rate for the Company was different than the statutory federal income tax rate for the periods shown below:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------------
                                                                        1999                  1998                   1997
                                                                    -----------            -----------            -----------

Income tax expense (benefit) at the federal statutory
     rate .......................................................           (35%)                  (35%)                   35%
State income tax expense (benefit) ..............................            (4%)                   (4%)                    4%
Deferred tax liabilities recorded upon the Offering .............            --                     --                   2438%
Net operating loss utilized by partners .........................            --                      2%                    --
Permanent differences ...........................................             1%                     2%                    --
True-ups ........................................................             2%                     1%                    --
Valuation allowance .............................................            14%                    --                     --
Other ...........................................................            --                      1%
                                                                    -----------            -----------            -----------
                                                                    $       (22%)          $       (33%)          $      2477%
                                                                    ===========            ===========            ===========


Components of income tax expense (benefit) are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------------
                                                                        1999                  1998                   1997
                                                                    -----------            -----------            -----------

Current .........................................................   $        --            $        --            $  (463,238)
Deferred ........................................................      (452,488)            (2,061,666)             2,977,392
                                                                    -----------            -----------            -----------
                  Total .........................................   $  (452,488)           $(2,061,666)           $ 2,514,154
                                                                    ===========            ===========            ===========

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

8.       INCOME TAXES: (CONTINUED)



         Deferred tax assets and liabilities are the results of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liability positions as of December 31, 1999 and 1998, are summarized below:

                                                               DECEMBER 31,
                                                   ---------------------------------
                                                      1999                  1998
                                                   -----------           -----------

Deferred Tax Assets:
Inventory and other .............................. $    72,168           $    76,188
Net operating loss carryforwards .................   3,514,958             2,703,339
Valuation allowance ..............................    (290,058)                   --
                                                   -----------           -----------
         Total Deferred Tax Assets ............... $ 3,297,068           $ 2,779,527
                                                   -----------           -----------

Deferred Tax Liabilities:
Property and equipment ...........................  (3,297,068)           (3,232,015)
                                                   -----------           -----------
         Total Deferred Tax Liabilities ..........  (3,297,068)           (3,232,015)
                                                   -----------           -----------

         Total Net Deferred Tax Liability ........ $        --           $  (452,488)
                                                   ===========           ===========

         In August 1999, III Exploration completed the purchase of a majority interest in the Company from the Sellers. As a result of the Purchase, the Company's net operating loss carryforwards at the time of the transaction became subject to an annual limitation of approximately $848,000 under Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, during 1999, the Company recognized a valuation allowance due to the uncertainty of realizing a portion of the Company's net operating loss carryforwards.

9.       DERIVATIVES, SALES CONTRACTS AND SIGNIFICANT CUSTOMERS:

DERIVATIVES AND SALES CONTRACTS

         The Company accounts for forward sales transactions as hedging activities and, accordingly, records all gains and losses in oil and natural gas revenues in the period the hedged production is sold. Included in oil revenue is a net loss of $144,000 in 1999, a net gain of $386,000 in 1998 and a net loss of $132,000 in 1997. Included in natural gas revenues in 1999 is a net loss of $187,000, and a net loss of $46,000 in 1997.

         During March of 1999, the Company liquidated a hedge contract covering 72,000 Bbls in the year 2000 for approximately $16,000.

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

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

9.       DERIVATIVES, SALES CONTRACTS AND SIGNIFICANT CUSTOMERS:  (CONTINUED)



         At December 31, 1999, the following hedge positions were in place.

Type                       Floor      Cap        Price         From        To              Volume
----                       -----      ---        -----         ----        --              ------
Crude Oil Collar           $17.00     $20.00     NA            1/1/00      12/31/00        12,000 Bbl/Month
Crude Oil Swap             NA         NA         $20.05        1/1/00      6/30/00         12,000 Bbl/Month
Crude Oil Collar           $20.00     $23.00     NA            7/1/00      9/30/00         6,000 Bbl/Mo
Natural Gas Swap           NA         NA         $2.010
(Questar Index)                                                10/1/99     9/30/00         700 MMBtu/Day
Natural Gas Swap           NA         NA         $2.2275
(Houston Ship Channel
Index)                                                         8/1/99      3/31/00         1,000 MMBtu/Day
Natural Gas Swap           NA         NA         $2.2425       4/1/00      3/31/01         1,000 MMBtu/Day

   Additional hedge positions were contracted subsequent to December 31, 1999.

Type                       Floor      Cap        Price         From        To              Volume
----                       -----      ---        -----         ----        --              ------
Crude Oil Collar           $23.00     $31.70     NA            7/1/00      9/30/00         4,000 Bbl/Mo
Crude Oil Collar           $22.00     $27.00     NA            10/1/00     12/31/00        10,000 Bbl/Mo

         The Company has historically sold its oil production under long-term contracts calling for a purchaser posted price or NYMEX price and an adjustment deduction. These contracts have expired and have been extended or re-negotiated for shorter time periods. The Company currently markets its crude oil either month-to-month or a longer term basis up to six months. During the years ended December 31, 1999, 1998 and 1997, Company oil sales volumes totaled approximately 230 MBbls, 262 MBbls and 252 MBbls, respectively, at an average sales price per Bbl, exclusive of the impact of hedging, for each year of $16.53, $9.65 and $15.52, respectively.

         Natural gas in Utah is sold through a long-term contract because of the need for firm pipeline transportation. The contract expires June 2003. The price for the natural gas is based on an Inside FERC index. Natural gas in Texas is sold under an annual, renewable contract. A contract of this shorter duration is more valuable to the purchaser and, in turn, yields a better price to the Company. For the years ended December 31, 1999, 1998 and 1997, the Company sold 630 MMcf, 680 MMcf and 537 MMcf, respectively at an average price per Mcf, exclusive of the impact of hedging, for each year of $2.14, $2.01 and $2.08, respectively.

         There is a call on all of the Company's share of oil production from the Antelope Creek Field, which has priority over all other sales contracts. Under the terms of the Oil Production Call Agreement (the "Call Agreement"), which the Company assumed in connection with its acquisition of its initial interest in the Antelope Creek Field, a purchaser has the option to purchase all or any portion of the oil produced from the Antelope Creek field at the current market price for the gravity and type of oil produced and delivered by the Company. The Call Agreement was assumed by the Company on the date it acquired its interest in the Antelope Creek Field and has no expiration date. In the event the call option is exercised, the Company will not be penalized under its other sales contracts for failure to deliver volumes thereunder.

SIGNIFICANT CUSTOMERS

         The Company's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry. The concentration of credit risk in a single industry affects the Company's overall exposure to credit risk because customers may be significantly affected by changes in economic and other conditions. In addition, the Company sells a significant portion of its oil and natural gas revenue each year to a few customers. Oil sales to two purchasers in 1999 were approximately 40% and 26% of total 1999 oil and gas revenues. Natural gas sales to two purchasers in 1999 were approximately 13% each of total 1999 oil and natural gas revenues. Oil sales to two purchasers in 1998 were

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

9.       DERIVATIVES, SALES CONTRACTS AND SIGNIFICANT CUSTOMERS:  (CONTINUED)

approximately 30% and 9% of total 1998 oil and gas revenues. Natural gas sales to one purchaser in 1998 were approximately 25% of total oil and natural gas revenues. Oil sales to three purchasers in 1997 were approximately 24%, 23% and 22% of total 1997 oil and gas revenues. Natural gas sales to one purchaser in 1997 were approximately 18% of total oil and natural gas revenues.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         Because of their short-term maturity, the fair value of cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable approximate their carrying values at December 31, 1999 and 1998. The fair value of the Company's bank borrowings approximate their carrying value because the borrowings bear interest at market rates. The fair value of the Company's subordinated loans approximate their carrying value because the loans bear interest at market rates and are reflected net of the value assigned to associated stock warrants. The Company does not have any investments in debt or equity securities as of December 31, 1999 or 1998. The fair value of the Company's outstanding oil price swap arrangement, described in the preceding note, has an estimated fair value of $857,000 and $648,000 at December 31, 1999 and 1998, respectively. These estimates are based on quoted market values.

11.      INCENTIVE PLAN:

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

         In October 1998, the Board of Directors of the Company approved an amendment to the 1997 Incentive Plan, increasing the number of shares available for grant from 375,000 to 605,000. The amendment was approved by the stockholders of the Company at the annual stockholders meeting held on May 26, 1999. As of December 31, 1999, options to purchase 420,000 shares of Common Stock are granted and outstanding. Based upon the provisions of the 1997 Incentive Plan, all options outstanding at the Change of Control automatically vested. As a result, all 420,000 options outstanding under the 1997 Incentive Plan are currently vested.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

11.      STOCK INCENTIVE PLAN:  (CONTINUED)

         The following table summarizes information about Petroglyph's stock option activity between periods and the number of stock options which were outstanding, and those which were exercisable, as of December 31, 1999, 1998 and 1997.

                                         GRANT     EXPIRATION   EXERCISE      OPTIONS        OPTIONS     OPTIONS
                                         DATE        DATE        PRICE       AUTHORIZED      ISSUED       VESTED
                                         ----        ----        -----       ----------      ------       ------
STOCK OPTIONS AUTHORIZED UNDER
1997 INCENTIVE PLAN                                                             375,000
Issued                                  11/1/97     11/1/07      $12.50                        337,000
                                                                             -----------   -----------
          TOTAL OPTIONS AT 12/31/97                                             375,000        337,000       18,722
                                                                             ===========   ===========   ==========
STOCK OPTIONS AUTHORIZED UNDER
1998 AMENDMENT TO 1997 INCENTIVE
PLAN                                                                             230,000
Surrendered                                                      $12.50                        (23,000)
Issued                                  10/19/98    10/19/08     $ 5.00                        280,000
                                                                             -----------   -----------
          TOTAL OPTIONS AT 12/31/98                                              605,000       594,000      140,000
                                                                             ===========   ===========   ==========
Surrendered                                                      $12.50                       (104,000)
Surrendered                                                      $ 5.00                        (70,000)
                                                                                           -----------
          TOTAL OPTIONS AT 12/31/99                                              605,000       420,000      420,000
                                                                             ===========   ===========   ==========

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

PRO FORMA EFFECT OF RECORDING STOCK-BASED COMPENSATION AT ESTIMATED FAIR VALUE (UNAUDITED)

         The following table presents the 1998 and 1997 pro forma loss available to common stock and loss per common share for the periods indicated as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123 (Note 2):

                                              YEAR ENDED               YEAR ENDED             YEAR ENDED
                                          DECEMBER 31, 1999        DECEMBER 31, 1998       DECEMBER 31, 1997
                                          -----------------        -----------------       -----------------
Loss available to common stock
    As reported ..................          $  (1,566,568)          $  (4,185,807)          $  (2,412,634)
    Pro forma ....................          $  (2,262,549)          $  (4,633,833)          $  (2,492,007)

Loss per common share
    As reported, basic and diluted          $        (.29)          $        (.77)          $        (.73)
    Pro forma, basic and diluted .          $        (.41)          $        (.85)          $        (.75)

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

11.      STOCK INCENTIVE PLAN:  (CONTINUED)

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

12.      COMMITMENTS AND CONTINGENCIES:

LEASES

         In the second quarter of 1999, the Company sold is compression equipment in Utah and Texas to Universal Compression, Inc. The Company then executed a Master Rental Contract whereby Universal Compression will supply equipment to meet the Company's natural gas compression requirements. The rental agreements provide for fixed monthly payments of $29,730 for three years in Utah and $19,780 for two years in Texas and annual redeterminations thereafter. In 1999 $415,860 in compressor rentals plus associated use taxes has been included in lease operating expense in the accompanying Statements of Operations.

         The Company leases offices and office equipment in its primary locations under non-cancelable operating leases. As of December 31, 1999, annual minimum future lease payments for all non_cancelable lease agreements, including compression, are $669,084, $436,231, and $118,920, for 2000, 2001, and 2002,
respectively.

         Exclusive of the compressor rentals discussed above, amounts incurred by the Company under operating leases (including renewable monthly leases) were $123,764, $91,042, and $53,383, in 1999, 1998, and 1997, respectively.

LITIGATION

         The Company and its subsidiaries are involved in certain litigation and governmental proceedings arising in the normal course of business. Company management and legal counsel do not believe that ultimate resolution of these claims will have a material adverse effect on the Company's financial position or results of operations.

         Mark Lively v. Petroglyph Operating Company, Inc.

         The Company is a defendant in a lawsuit filed on or about December 22, 1999, by Mark Lively ("Lively"), wherein Lively seeks an order from the court evicting the Company from a portion of Lively's property that contains four of the Company's Raton Basin coalbed methane gas wells. Lively also seeks to recover attorney fees and costs incurred in connection with the lawsuit. The Company is vigorously defending itself and has requested that its costs incurred in connection with the lawsuit be paid by Lively. The Company does not believe that the resolution of this matter would have a material adverse effect on the Company's financial position or results of operations.

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

12.      COMMITMENTS AND CONTINGENCIES:  (CONTINUED)

OTHER COMMITMENTS

         During July, 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately 37 miles of 10-inch steel pipeline from near Trinidad, Colorado, to the Company's Raton Basin coalbed methane development area approximately 6 miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999, with a delivery capacity of approximately 50 MMcf per day and will provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity which began February 1, 1999, and ends January 31, 2009. The commitment began at a minimum volume of 2,000 Mcf per day and increases by 1,000 Mcf per day after each three-month period, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period, the Company has the option to increase the minimum volume or eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less credit applied for the Company's Raton Basin commercial gas production up to 16,000 Mcf per day. This cost could be applied as a credit to transportation elsewhere on CIG's system. Subject to certain restrictions, the Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates. In connection with the minimum volume commitment, the Company paid $254,000 to CIG under this contract for the year ending December 31, 1999.

         In December 1996, the Company entered into an agreement with an industry partner whereby the industry partner would pay for the costs of a 3-D seismic survey on the Company's leasehold interests in the Helen Gohlke field, located in Victoria and DeWitt Counties of South Texas. In exchange for such costs, the industry partner has the right to earn a 50% interest in the leasehold rights of the Company in the Helen Gohlke field. The industry partner is required to pay 50% of the costs to drill and complete any wells in the area covered by the seismic survey, and in exchange, will earn a 50% interest in the well and in certain acreage surrounding the well. The amount of such surrounding acreage in which the industry partner will earn an interest is to be determined based upon the depth of the well drilled.

ENVIRONMENTAL MATTERS

         The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulating generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction of drilling commences and for certain other activities, limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

13.      SUBSEQUENT EVENTS

         On February 15, 2000, the stockholders of the Company approved the issuance of 250,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") to III Exploration Company in exchange for certain producing oil and gas properties primarily located in the Uinta Basin of Utah (the "III Exploration Purchase"). The stockholders of the Company also approved the issuance of shares of Common Stock upon the potential conversion of the Preferred Shares.

         The Preferred Shares will be convertible, beginning two years from the date of issuance, into shares of Common Stock at a conversion price of $3.50 per share of Common Stock, based on the preference amount of $10.00 per Preferred Share. The Company has the option to redeem the Preferred Shares at any time after the third anniversary of the transaction

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

13.      SUBSEQUENT EVENTS: (CONTINUED)


closing date in whole or in part at a redemption price of $12.00 per Preferred Share. The Preferred Shares are being issued pursuant to an exemption from the registration requirement under the Securities Act and will be subject to transfer restrictions imposed by the Securities Act.

         The Company anticipates that the III Exploration Purchase will provide cash flow of approximately $900,000 during the first year and that proved developed producing reserves will increase 15%, or 400,000 BOE, from December 31, 1999 levels.

         The effective date of the Purchase was November 1, 1999. The transaction was closed on February 18, 2000.

14.      SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND NATURAL GAS PRODUCING
         ACTIVITIES:

COSTS INCURRED RELATED TO OIL AND NATURAL GAS PRODUCING ACTIVITIES

         The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------
                                      1999                 1998                  1997
                                   -----------          -----------          -----------
Acquisition
      Unproved Properties ......   $ 1,320,105          $ 7,141,142          $ 1,721,636
      Proved Properties ........     7,120,952               42,533              147,387
Development ....................     1,038,257           10,123,616           10,003,468
Exploration ....................        38,640              192,526                   --
Improved recovery costs ........            --                   --              895,317
                                   -----------          -----------          -----------
             Total .............   $ 9,517,954          $17,499,817          $12,767,808
                                   ===========          ===========          ===========

PROVED RESERVES

         Independent petroleum engineers have estimated the Company's proved oil and natural gas reserves as of December 31, 1999, 1998 and 1997, all of which are located in the United States. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

STANDARDIZED MEASURE

         The standardized measure of discounted future net cash flows ("standardized measure") and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and natural gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10%

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


14.      SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND NATURAL GAS PRODUCING
         ACTIVITIES: (CONTINUED)

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

                                                                OIL                NATURAL GAS
                                                               (BBLS)                 (MCF)
                                                           --------------        --------------
                     PROVED RESERVES (UNAUDITED):

December 31,1996 .........................................      6,127,136            18,812,463
            Revisions ....................................        558,350            (2,895,611)
            Extensions, additions and discoveries ........      3,168,390             5,939,453
            Production ...................................       (251,631)             (537,466)
            Purchases of reserves ........................         10,245               269,323
            Sales in place ...............................       (156,675)             (892,712)
                                                           --------------        --------------

December 31,1997 .........................................      9,455,815            20,695,450
            Revisions ....................................     (3,686,673)           (7,358,640)
            Extensions, additions and discoveries ........        937,164             2,835,622
            Production ...................................       (261,817)             (679,992)
            Purchases of reserves ........................             --                    --
            Sales in place ...............................        (17,329)                   --
                                                           --------------        --------------

December 31,1998 .........................................      6,427,160            15,492,440
            Revisions ....................................      3,054,195             9,198,718
            Extensions, additions and discoveries ........             --               476,777
            Production ...................................       (229,651)             (630,186)
            Purchases of reserves ........................      9,236,996            18,894,461
            Sales in place ...............................             --                    --
                                                           --------------        --------------

December 31,1999 .........................................     18,488,700            43,432,210
                                                           ==============        ==============

PROVED DEVELOPED RESERVES:
December 31,1996 .........................................        865,018             3,010,401
December 31,1997 .........................................      4,742,028            10,839,164
December 31,1998 .........................................      5,319,768            12,670,033
December 31,1999 .........................................     10,459,030            24,320,120
                                                           ==============        ==============

                             PETROGLYPH ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


14.      SUPPLEMENTAL FINANCIAL INFORMATION ON OIL AND NATURAL GAS PRODUCING
         ACTIVITIES: (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES (UNAUDITED)

                                                                                     DECEMBER 31,
                                                               -------------------------------------------------------
                                                                   1999                  1998                 1997
                                                               -------------        -------------        -------------
Future cash inflows ....................................       $ 499,812,849        $  84,010,748        $ 169,302,079
Future costs:
     Production ........................................        (108,699,353)         (25,826,978)         (50,913,842)
     Development .......................................         (44,729,910)          (5,823,801)         (19,151,264)
                                                               -------------        -------------        -------------
Future net cash flows before income tax ................         346,383,586           52,359,969           99,236,973
Future income tax ......................................        (113,359,897)          (8,767,729)         (22,247,206)
                                                               -------------        -------------        -------------
Future net cash flows ..................................         233,023,689           43,592,240           76,989,767
10% annual discount ....................................        (128,359,443)          19,398,715          (42,836,688)
                                                               -------------        -------------        -------------
Standardized Measure ...................................       $ 104,664,246        $  24,193,525        $  34,153,079
                                                               =============        =============        =============


CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

                                                                                     DECEMBER 31,
                                                               -------------------------------------------------------
                                                                   1999                  1998                 1997
                                                               -------------        -------------        -------------
Standardized Measure, Beginning of Period ..............       $  24,193,525        $  34,153,079        $  48,024,088
Revisions:
     Prices and costs ..................................          41,769,947          (32,472,461)         (26,476,631)
     Quantity estimates ................................          38,374,712            2,814,596              380,840
     Accretion of discount .............................           2,905,978            4,346,915            6,484,830
     Future development cost ...........................         (13,125,359)           7,332,602           (1,869,101)
     Income tax ........................................         (41,752,296)           5,201,663            7,508,139
     Production rates and other ........................         (20,963,016)          (6,027,000)          (8,545,510)
                                                               -------------        -------------        -------------
          Net revisions ................................           7,209,966          (18,803,685)         (22,517,433)
Extensions, additions and discoveries ..................             555,914            6,061,487           12,757,280
Production .............................................          (1,499,116)          (2,132,680)          (3,372,040)
Development costs ......................................             737,180            5,031,367                   --
Purchases in place .....................................          73,466,777                   --              397,644
Sales in place .........................................                  --             (116,043)          (1,136,460)
                                                               -------------        -------------        -------------
     Net change ........................................          80,470,721           (9,959,554)         (13,871,009)
Standardized Measure, End of Period ....................       $ 104,664,246        $  24,193,525        $  34,153,079
                                                               =============        =============        =============

         Year-end weighted average oil prices used in the estimation of proved reserves and calculation of the standardized measure were $22.37, $8.04 and $13.46 per Bbl at December 31, 1999, 1998, and 1997, respectively. Year-end weighted average gas prices were $1.99, $2.09 and $2.03 per Mcf at December 31, 1999, 1998, and 1997, respectively.

         The Company uses hedging strategies to minimize the Company's exposure to product price risk. The impact of hedging contracts is reflected in the Company's reserve report . The 1999 and 1998 weighted average oil prices include the impact of hedging contracts in pricing assumptions in place at December 31, 1999 and 1998 for those projected barrels under contract. The weighted average oil price, excluding hedges would have been $22.41 in 1999 and $7.80 in 1998.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
  2             Exchange Agreement (filed as Exhibit 2 to the Company's
                Registration Statement on Form S-1, Registration No. 333-34241,
                and incorporated herein by reference).

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

  4.1           Form of Common Stock Certificate (filed as Exhibit 4 to the
                Company's Registration Statement on Form S-1, Registration No.
                333-34241, and incorporated herein by reference).

  4.2 NotePurchase Agreement dated as of August 20, 1999, by and between Petroglyph Energy, Inc. and III Exploration Company
                (filed as Exhibit 4.1 to the Company's Current Report on Form
                8-K filed September 2, 1999, and incorporated by reference herein).

  4.3           Warrant Agreement among III Exploration Company and Petroglyph
                Energy, Inc. dated as of August 20, 1999 (filed as Exhibit 99.5 to the Schedule 13D filed by Intermountain Industries, Inc., III
                Exploration Company, Century Partners and Richard Hokin on
                August 30, 1999, and incorporated herein by reference).

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

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
  10.8          Cooperative Plan of Development and Operation for the Antelope
                Creek Enhanced Recovery Project, Duchesne County, Utah, dated as of February 17, 1994, by and between Petroglyph Operating
                Company, Inc., Inland Resources, Inc., Petroglyph Gas Partners,
                L.P., Ute Indian Tribe and Ute Distribution Corporation (filed as Exhibit 10.12 to the Company's Registration Statement on Form
                S-1, Registration No. 333-34241, and incorporated herein by reference).

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

  10.15         Letter dated August 21, 1997, from Hutch Realty, L.L.C. to
                Petroglyph Operating Company, Inc. concerning renewal of Lease
                Agreement (filed as Exhibit 10.19 to the Company's Registration
                Statement on Form S-1, Registration No. 333-34241, and incorporated herein by reference).

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

  10.18 Guaranty dated September 15, 1997, by Petroglyph Energy, Inc. in favor of The Chase Manhattan Bank (filed as Exhibit 10.22 to the
                Company's Registration Statement on Form S-1, Registration No.
                333-34241, and incorporated herein by reference).

  10.19 First Firm Transportation Service Agreement, dated July 1, 1998, between Petroglyph Energy, Inc. and Colorado Interstate Gas
                Company (filed as Exhibit 10.19 to the Company's 1998 Annual
                Report on Form 10K filed March 31, 1999, and incorporated herein by reference).

  10.20         Second Firm Transportation Service Agreement, dated July 1,
                1998, between Petroglyph Energy, Inc. and Colorado Interstate
                Gas Company (filed as Exhibit 10.20 to the Company's 1998 Annual
                Report on Form 10K filed March 31, 1999, and incorporated herein by reference).

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
  10.21         Interruptible Transportation Service Agreement, dated January 1,
                1999, between Petroglyph Energy, Inc. and Colorado Interstate
                Gas Company (filed as Exhibit 10.21 to the Company's 1998 Annual
                Report on Form 10-K filed March 31, 1999, and incorporated herein by reference).

  10.22 Form of Severance Agreement as entered into effective as of December 1, 1998, by and between Petroglyph Energy, Inc. and each of Robert C. Murdock, Robert A. Christensen, S. Kennard
                Smith and Tim A. Lucas (filed as Exhibit 10.22 to the Company's
                1998 Annual Report on Form 10-K filed March 31, 1999, and incorporated herein by reference).

  10.23         Amendment No. 1, dated August 20, 1999, to Second Amended and
                Restated Loan Agreement among Petroglyph Gas Partners, L.P.,
                Petroglyph Energy, Inc. and The Chase Manhattan Bank (filed as
                Exhibit 10.1 to the Company's Current Report on Form 8-K filed
                September 2, 1999, and incorporated by reference herein).

  10.24 Purchase and Sale Agreement between III Exploration Company and the Company dated December 28, 1999 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 30,
                1999, and incorporated by reference herein).

  10.25         Subscription Agreement between III Exploration Company and the
                Company dated December 28, 1999 (filed as Exhibit 10.1 to the
                Company's Current Report on Form 8-K filed December 30, 1999, and incorporated by reference herein).

  21            Subsidiaries of the Registrant (filed as Exhibit 21 to the
                Company's 1998 Annual Report on Form 10-K filed March 31, 1999, and incorporated by reference herein).

  23.1 Consent of Lee Keeling and Associates, Inc., independent reserve engineers.

  27            Financial Data Schedule.