Form 10-Q
period 2000-03-31
PETROGLYPH ENERGY INC
filed 2000-05-15
CIK 1038052

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q
                              ---------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or

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

         As of April 30, 2000, 6,458,333 shares of common stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.


================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Forward Looking Information and Risk Factors...................................................................   1

                                           PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of March 31, 2000 ...............................................   2
               Consolidated Statements of Operations for the Three Months Ended
                      March 31, 2000...........................................................................   3
               Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2000...........................................................................   4
               Notes to Consolidated Financial Statements......................................................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................   8

Item 3.Quantitative and Qualitative Disclosures About Market Risk............................................... 12

Item 4. Submission of Matters to a Vote of Security Holders..................................................... 12

                                            PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K........................................................................ 13

               Signatures....................................................................................... 14

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

         ITEM 1. FINANCIAL STATEMENTS

                             PETROGLYPH ENERGY, INC
                           Consolidated Balance Sheets
                                 (in thousands)

                                     ASSETS
                                                                  MARCH 31,  DECEMBER 31,
                                                                      2000       1999
                                                                  ----------- -----------
                                                                  (Unaudited) (Audited)
Current Assets:
     Cash and cash equivalents                                     $    416    $  1,742
     Accounts receivable:
       Oil and natural gas sales                                      1,161         656
       Joint interest billing                                            45          34
       Other                                                            108          87
     Inventory                                                        1,486       1,489
     Prepaid expenses                                                   117         138
                                                                   --------    --------
             Total Current Assets                                     3,333       4,146
                                                                   --------    --------
Property and Equipment, successful efforts method at cost:
       Proved properties                                             42,033      38,836
       Unproved properties                                           11,914      11,769
       Pipelines, gas gathering and other                            10,542      10,424
                                                                   --------    --------
                                                                     64,489      61,029
     Less:  Accumulated depletion, depreciation and amortization    (13,025)    (12,516)
                                                                   --------    --------
       Property and equipment, net                                   51,464      48,513
     Other assets, net of accumulated amortization                      289         288
                                                                   --------    --------
             Total Assets                                          $ 55,086    $ 52,947
                                                                   ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities:
       Trade                                                       $  1,161    $    635
       Oil and natural gas sales                                         69         116
       Current portion of long-term debt                              1,833         917
       Other                                                            384         509
                                                                   --------    --------
             Total Current Liabilities                                3,447       2,177
                                                                   --------    --------

Long-term Debt                                                       14,043      14,953
Stockholders' Equity:
     Common Stock, par value $.01 par share; 25,000,000 shares
       authorized; 6,458,333 shares issued and outstanding               65          65
     Preferred Stock, convertible; 250,000 shares outstanding         2,500          --
     Paid-in capital                                                 48,195      48,195
     Retained earnings (deficit)                                    (13,164)    (12,443)
                                                                   --------    --------
         Total Stockholders' Equity                                  37,596      35,817
                                                                   --------    --------
             Total Liabilities and Stockholders' Equity            $ 55,086    $ 52,947
                                                                   ========    ========


          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                        2000           1999
                                                                    -----------    -----------
Operating Revenues:
    Oil sales                                                       $     1,667    $       616
    Natural gas sales                                                       211            320
    Other                                                                    --             79
                                                                    -----------    -----------
     Total operating revenues                                             1,878          1,015
Operating Expenses:
    Lease operating                                                       1,262            501
    Production taxes                                                        127             36
    Exploration costs                                                        --             --
    Depletion, depreciation and amortization                                508            448
    General and administrative                                              441            475
                                                                    -----------    -----------
     Total operating expenses                                             2,338          1,460
                                                                    -----------    -----------
     Operating loss                                                        (460)          (445)

Other Income:
    Interest income (expense), net                                         (282)           (69)
    Gain on sales of property and equipment, net                             21             --
                                                                    -----------    -----------
     Net loss before income taxes                                          (721)          (514)
Income Tax Benefit:
    Deferred                                                                 --           (185)
    Current                                                                  --             --
                                                                    -----------    -----------
     Total income tax benefit                                                --           (185)
                                                                    -----------    -----------
    Net loss before change in accounting principle                         (721)          (329)
    Change in accounting principle (net of income tax effect)                --           (111)
                                                                    -----------    -----------
    Net loss                                                        $      (721)   $      (440)
                                                                    ===========    ===========
    Net loss per common share before change in accounting
            principle, basic and diluted                            $     (0.11)   $     (0.06)
    Net loss per common share from change in accounting principle   $        --    $     (0.02)
                                                                    -----------    -----------
    Net loss per common share, basic and diluted                    $     (0.11)   $     (0.08)
                                                                    ===========    ===========

Weighted average common shares outstanding                            6,458,333      5,458,333
                                                                    ===========    ===========


          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                                 2000           1999
                                                             -----------    -----------
Operating Activities:
    Net loss before income taxes                              $  (721)        $  (440)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depletion, depreciation and amortization                    520             448
      Gain on sales of property and equipment, net                (21)             --
      Expense of capitalized organization costs
           due to change in accounting principle                   --             173
      Deferred taxes                                               --            (248)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                 (543)            472
      Increase  in inventory                                      (27)           (177)
      Decrease in prepaid expenses                                 21              44
      Increase (decrease) in accounts payable and
        accrued liabilities                                       354          (1,193)
                                                              -------         -------
           Net cash used in operating activities:                (417)           (921)
                                                              -------         -------
Investing Activities:
    Proceeds from sales of property and equipment                  52              --
    Additions to oil and natural gas properties, including
      exploration costs                                          (843)         (1,155)
    Additions to pipelines, natural gas gathering and other      (118)           (389)
                                                              -------         -------
      Net cash used in investing activities                      (909)         (1,544)
                                                              -------         -------
Financing Activities:
    Proceeds from issuance of, and draws on, notes payable         --           1,000
    Payments for financing costs                                   --             (11)
                                                              -------         -------
      Net cash provided by financing activities                    --             989
                                                              -------         -------
           Net decrease in cash and cash equivalents           (1,326)         (1,476)
Cash and Cash Equivalents, beginning of period                  1,742           2,008
                                                              -------         -------
Cash and Cash Equivalents, end of period                      $   416         $   532
                                                              =======         =======


          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC.
                   Notes to Consolidated Financial Statements

(1)      ORGANIZATION AND BASIS OF PRESENTATION

         Petroglyph Energy, Inc. ("Petroglyph" or the "Company") was incorporated in Delaware in April 1997 for the purpose of consolidating and continuing the activities previously conducted by Petroglyph Gas Partners, L.P. ("PGP" or the "Partnership"). PGP was a Delaware limited partnership, which was organized on April 15, 1993 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The sole general partner of PGP was Petroglyph Energy, Inc., a Kansas corporation ("PEI"). Petroglyph Gas Partners II, L.P. ("PGP II") was a Delaware limited partnership, which was organized on April 15, 1995 to acquire, explore for, produce and sell oil, natural gas and related hydrocarbons. The sole general partner of PGP II was PEI (1% interest) and the sole limited partner was PGP (99% interest). Pursuant to the terms of an Exchange Agreement dated August 22, 1997 (the "Exchange Agreement"), the Company acquired all of the outstanding partnership interests of the Partnership and all of the stock of PEI in exchange for shares of Common Stock of the Company (the "Conversion"). The Conversion and other transactions contemplated by the Exchange Agreement were consummated on October 24, 1997, immediately prior to the closing of the initial public offering of the Company's Common Stock (the "Offering"). The Conversion was accounted for as a transfer of assets and liabilities between affiliates under common control in October 1997 and resulted in no change in carrying values of these assets and liabilities. Effective June 30, 1998, PGP, PGP II, and PEI were dissolved and the assets and liabilities and results of operations were rolled up into the Company with no change in carrying values.

         On August 18, 1999, III Exploration Company, an Idaho corporation ("III Exploration"), completed the purchase (the "Purchase") from Robert A. Christensen, a director and executive officer of the Company, David R. Albin, a director of the Company, Kenneth A. Hersh, a director of the Company, R. Gamble Baldwin, John S. Foster, Bruce B. Selkirk, III, Albin Income Trust, Natural Gas Partners, L.P., Natural Gas Partners II, L.P. and Natural Gas Partners III, L.P. (collectively, the "Sellers") of 2,753,392 shares of common stock, $.01 par value of the Company. III Exploration is controlled by Intermountain Industries, Inc., an Idaho corporation ("Intermountain"). As a result of the Purchase, Intermountain, through its ownership of III Exploration, acquired approximately 50.4% of the outstanding Common Stock of the Company (the "Change of Control").

         On December 28, 1999, the Company sold 1,000,000 shares of Common Stock to III Exploration in a privately negotiated sale at a purchase price of $2.00 per share (the "Private Placement"). As a result of the Purchase and the Private Placement, Intermountain, through its ownership of III Exploration, owns approximately 59.1% of the outstanding Common Stock of the Company (assuming the exercise of a warrant to purchase 150,000 shares of Common Stock issued in connection with the sale of subordinated notes).

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

         The accompanying consolidated financial statements of Petroglyph, with the exception of the consolidated balance sheet at December 31, 1999, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2000, and the related results of operations for the three month periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of results for a full year.

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

(2)      SIGNIFICANT EVENTS

         On February 15, 2000, the stockholders of the Company approved the issuance of 250,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") to III Exploration exchange for certain producing oil and gas properties primarily located in the Uinta Basin of Utah (the "III Exploration Purchase"). The stockholders of the Company also approved the issuance of shares of Common Stock upon the potential conversion of the Preferred Shares.

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

         On May 3, 2000, the Company received a proposal from Intermountain to purchase the approximately 2.7 million shares of Common Stock of Petroglyph that it does not already indirectly own through III Exploration for $2.20 per share. In response to the offer, an independent committee of the Petroglyph board of directors was formed. The independent committee, was employed by the board of directors to employ counsel and a financial advisor to evaluate the fairness of the offer, consider alternatives and handle all negotiations with Intermountain concerning the proposed purchase of the shares.

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

         During August 1999, in conjunction with the Antelope Creek Acquisition, the borrowing base was increased to $11.0 million and the quarterly redetermination scheduled for September 30, 1999 was waived. The redetermination scheduled for December 31, 1999 resulted in no change to the borrowing base. The next redetermination was scheduled to occur on or before March 31, 2000. However, the Company is in the process of replacing the Credit Agreement and the redetermination has been postponed pending the outcome of the Company's negotiations with other financial institutions.

         In order to finance the Antelope Creek Acquisition, the Company and Chase entered into Amendment No. 1 to the Credit Agreement, dated as of August 20, 1999, pursuant to which the Company borrowed an additional $2.5 million.

         At March 31, 2000, the Company was out of compliance with both the minimum fixed charge coverage ratio and minimum current ratio as defined in the Credit Agreement. Chase waived the right to enforce default provisions in the Credit Agreement pertaining to these defaults. The Company anticipates it will find alternative sources of financing with an initial revolving period in excess of one year.

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

(4)   COMMITMENTS

         The Company has hedged a portion of its future production with crude oil collars based on a floor price and a ceiling price indexed to the NYMEX light crude future settlement price. Oil hedge contracts currently in place are:

                        DURATION                         VOLUME              FLOOR      CEILING
                        --------                         ------              -----      -------
               April 2000 - December 2000            12,000 Bbl/month        $17.00      $20.00
               July 2000 - September 2000             6,000 Bbl/month        $20.00      $23.00
               July 2000 - September 2000             4,000 Bbl/month        $23.00      $31.70
              October 2000 - December 2000           10,000 Bbl/month        $22.00      $27.00

                                                                               AVERAGE PRICE
                                                                               -------------
                 April 2000 - June 2000             12,000 Bbl/month               $20.05

         The Company has contracted for the sale of its natural gas production and taken hedge positions to effect the following volumes and prices:

                           DURATION                       VOLUME                   AVERAGE PRICE
                           --------                       ------                   -------------
   Utah:          April 2000 - September 2000           700 MMBtu/day         $2.01 MMBtu ($2.33 MCF)
   Texas:         April 2000 - March 2001             1,000 MMBtu/day         $2.2425 MMBtu ($2.31 MCF)

         The Company uses price hedging arrangements and fixed price natural gas sales contracts as described above to reduce price risk on a portion of its oil and natural gas production.

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair market value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. With its current hedge contracts, management believes SFAS No. 133 will not have a material affect on the Company's financial position or results of operations.

         During July 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately 37 miles of 10-inch steel pipeline from near Trinidad, Colorado to the Company's Raton Basin coalbed methane development area approximately 6 miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999 with a delivery capacity of approximately 50 MMcf per day and would provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company has committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity beginning February 1, 1999 and ending January 31, 2009. The commitment begins at a minimum volume of 2,000 Mcf per day and increases after each three-month period by 1,000 Mcf per day, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period the Company has the option to: 1) continue the agreement with a minimum volume of 16,000 Mcf per day, 2) increase the minimum volume to 32,000 Mcf per day, or 3) eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less a credit applied for the Company's Raton Basin commercial gas production up to 16,000 Mcf per day. This cost could be applied as a credit to transportation elsewhere on CIG's system. The Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates. Net commitment fees paid to CIG totaling $146,000 for the three-month period ending March 31, 2000, are reflected as lease operating expense in the Company's consolidated statements of operations.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Petroglyph is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas properties. The Company's strategy is to increase its reserves, production and cash flow through
(i) the development of its drillsite inventory, (ii) the exploitation of its existing reserve base, (iii) the control of operations of its core properties,
(iv) the acquisition of additional property interests, and (v) the development of a financial position that affords the Company the financial flexibility to execute its business strategy.

         OPERATING DATA

         The following table sets forth certain operating data of the Company for the periods presented.

                                                 Three Months Ended
                                                     March 31,
                                               ------------------------
                                                  2000          1999
                                               ----------    ----------
Production Data:
 Oil (Bbls) ...............................       89,230       50,612

 Natural gas (Mcf) ........................      111,916      171,498

 Total (BOE) ..............................      107,883       79,195

Average Daily Production:

 Oil (Bbls) ...............................          981          562

 Natural gas (Mcf) ........................        1,230        1,906

 Total (BOE) ..............................        1,186          880

Average Sales Price per Unit (1):

 Oil (per Bbl) (2) ........................      $ 18.69      $ 12.18

 Natural gas (per Mcf) ....................      $  1.88      $  1.86

Costs Per BOE:

 Lease operating expenses .................      $ 11.70      $  6.33

 Production and property taxes ............      $  1.17      $  0.45

 Depletion, depreciation and
    amortization ..........................      $  4.72      $  5.66

 General and administrative ...............      $  4.08      $  6.00

(1)     Before deduction of production taxes.

(2) Excluding the effects of crude oil hedging transactions, the weighted average sales price per Bbl of oil was $25.72 and $9.09 for the three months ended March 31, 2000 and 1999, respectively.

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

         One gross (.5 net) well was plugged and abandoned in South Texas and three gross and net wells were completed in the Raton Basin during the three months ended March 31, 2000. This compares with three gross (one net) wells drilled and completed in Texas and one dry hole in Texas during the three months ended March 31, 1999.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         OPERATING REVENUES

         Operating revenues for the quarter ended March 31, 2000, increased 85% to $1,878,000 compared to $1,015,000 for the same period in 1999. Oil prices during the first quarter of 2000 increased $6.51 (53%) to $18.69 per barrel compared to the first quarter of 1999. This price includes a hedge loss of $7.03 per barrel in 2000 compared to a hedge gain of $3.09 per barrel in 1999. Gas prices per Mcf after hedge impact were essentially flat between periods. The 2000 gas price included a hedge loss of $0.37 per Mcf for the quarter. There was no gas hedge effect in the 1999 period.

         Oil sales volumes increased 76%, or 38,618 barrels, to 89,230 barrels for the quarter ended March 31, 2000, compared to the same period in 1999. The 2000 volumes include 35,605 barrels attributable to the purchase of 50% working interest in Antelope Creek in August 1999 and 13,479 barrels from the III Exploration acquisition in the fourth quarter of 1999. Gas sales volumes fell 35% to 111,916 Mcf for the first quarter of 2000 compared to 171,498 Mcf for the first quarter of 1999. Sales of 39,497 Mcf added by the III Exploration properties were more than offset by declines of 38,674 Mcf (49%) in Texas. Utah gas sales volumes were reduced 48,981 Mcf (65%) between periods, which was attributed to normal gas production declines associated with increased reservoir pressure due to waterflood activity inhibiting free gas from breaking out of the oil solution.

         OPERATING EXPENSES

         Lease operating expense for the first quarter of 2000 was $761,000 (152%) greater than the comparable period in 1999. First quarter 2000 lease operations included significant categories of cost totaling $838,000 which were not present in the 1999 period: $158,000 in compressor rentals attributable to the sale of compression facilities in Antelope Creek and Texas in 1999, $508,000 representing lease operating expenses for 50% of Antelope Creek Field purchased in 1999, $45,000 in lease operating expenses on properties acquired from III Exploration, and $127,000 in CIG commitment fees. As a result of these increases, average LOE rose $5.37 to $11.70 per barrel.

         Severance taxes increased 253% to $127,000 for the first three months of 2000 compared to $36,000 for the same period of 1999. This increase is in step with the increase in the value of oil and gas sales between periods before the effect of hedge losses and gains.

         Depreciation, depletion, and amortization charges for the first quarter of 2000 increased $60,000 (13%) to $508,000 compared to the first quarter of 1999. These charges are calculated on oil and gas sales volumes, which were greater in the 2000 period. Depreciation, depletion, and amortization expense per barrel declined $0.94 (17%) between periods.

         First quarter 2000 general and administrative expense decreased 7% to $441,000 compared to the same period in 1999, as a result of cost reduction measures initiated in the previous year.

         OTHER INCOME (EXPENSE)

         Other revenue, primarily net gas transportation fee income, declined to zero for the first three months of 2000 from $79,000 income for the same period of 1999. Third party gas for transport declined significantly in both Texas and the Uinta Basin in the first quarter of 2000 and transportation revenues did not exceed costs for obligations to down-stream pipelines during the three-month period ending March 31, 2000.

         Net interest expense for the first quarter of 2000 was $282,000, compared to net interest expense of $69,000 for first quarter 1999. This reflects the increase in corporate debt between periods.

         The Company is in a net deferred tax asset position at March 31, 2000. As a result, the Company does not intend to record any tax benefits in 2000 relating to net operating losses for financial statement purposes. The statement of operations for the quarter ending March 31, 1999 showed an income tax benefit of $185,000 based on the loss for the period. No income tax benefit was booked relative to the net loss incurred in first quarter 2000.

         CHANGE IN ACCOUNTING PRINCIPLE

         During 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. This SOP requires start-up and organizational costs be expensed as incurred. It also requires start-up and organizational costs previously capitalized be expensed and that the resulting one-time expense be accounted for as a change in accounting principle. Accordingly, for the three-month period ending March 31, 1999, the Company showed as a change in accounting principle an $111,000 expense, which represented net capitalized organizational costs of $173,000 and the associated income tax benefit of $62,000.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW AND WORKING CAPITAL

         Cash used in operating activities was $417,000 during the quarter ended March 31, 2000. Accounts receivable, principally oil and gas receivables realized in April 2000, increased $543,000. Current payables increased $353,000. In addition, $917,000, representing a loan payment due in the first quarter of 2001, was moved from long-term liabilities to Current Portion of Long-Term Debt.

         In the first quarter of 2000, the Company realized $52,000 and booked $21,000 gain from the sale of surplus lease and well equipment.

         The Company currently has no borrowing capacity on its existing credit agreement, which converts in December 2000 to a term loan requiring quarterly principal payments of approximately $916,000. The Company intends to refinance its existing credit facility and replace it with a new credit agreement with an initial revolving period of at least two years. The anticipated facility, together with a planned sale of certain Texas oil and gas properties, is expected to provide a portion of the capital resources required to fund the Company's 2000 development program and support its ongoing operations. If the Company is successful in replacing its existing credit facility, additional capital resources will still be required to completely fund the Company's 2000 development plan. The Company does not currently have any other committed sources of debt or equity capital, but anticipates these sources will become available. However, if the Company is unable to replace its existing credit facility, additional capital resources may be required to fund maturities of debt as they become due. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all. In the event sufficient capital is not available, the Company may be unable to develop its Uinta Basin and Raton Basin properties in accordance with its planned schedule, pay its maturities of debt as they become due or maintain compliance with existing debt covenants and may be required to take further measures to reduce the size and scope of its business.

         CAPITAL EXPENDITURES

         During the first three months of 2000, the Company converted one gross and net producing well in the Antelope Creek Field to water injection status. Additional capital expenditures for well remediation and production enhancement projects have resulted in production increases of approximately 20% over year-end 1999 rates. Depending on available capital the Company intends to spend up to $5.0 million converting as many as 26 wells to water injection status and drilling up to eight new wells during the remainder of 2000 to increase the field-wide water injection pattern and enhance production.

         In the first three months of 2000, the Company completed three gross and net wells previously drilled in the Bear Creek area of the Raton Prospect. The 2000 development plan calls for drilling 11 additional wells in the Pilot Project/Little Creek area and two wells in the Bear Creek area for total costs of $3.0 million.

         During the first three months of 2000, the Company plugged and abandoned one gross (.5 net) well in the Helen Gohlke Field in Victoria and Dewitt Counties, Texas. This property, which is non-core to the Company's reserve development strategy, is currently offered for sale.

         On February 18, 2000, the Company exchanged 2,500,000 shares of Series A Convertible Preferred Stock for non-operated working interests in oil and gas properties owned by III Exploration and primarily located in the Uinta Basin of Utah. The Company anticipates that the III Exploration Purchase will provide cash flow of approximately $900,000 during the first year and that proved developed producing reserves will increase 15%, or 400,000 BOE, from December 31, 1999 levels.

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

         At March 31, 2000, the Company was out of compliance with both the minimum fixed charge coverage ratio and minimum current ratio as defined in the Credit Agreement. Chase waived the right to enforce default provisions in the Credit Agreement pertaining to these defaults. The Company anticipates it will find alternative sources of financing with an initial revolving period in excess of one year.

         During August 1999, in conjunction with the Antelope Creek Acquisition, the borrowing base was increased to $11.0 million and the quarterly redetermination scheduled for September 30, 1999 was waived. The redetermination scheduled for December 31, 1999 resulted in no change to the borrowing base. The next redetermination was scheduled to occur on or before March 31, 2000. However, the Company is in the process of replacing the Credit Agreement and the redetermination has been postponed pending the outcome of the Company's negotiations with other financial institutions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2000, the Company currently has oil and gas hedge contracts in place as further described in Note 4 (Commitments) to Consolidated Financial Statements. These arrangements could be classified as derivative commodity instruments subject to commodity price risk. The Company uses hedging contracts to manage its price risk and limit exposure to short-term fluctuations in commodity prices. However, should NYMEX oil prices rise above the ceiling prices in effect for the periods mentioned above, the Company would not receive the marginal benefit of oil prices in excess of the ceiling prices.

         Additionally, the Company is subject to interest rate risk, as $11.0 million owed at March 31, 2000, under the Company's revolving credit facility accrues interest at floating rates tied to LIBOR. The Company's current average rate is approximately 8.79%, locked in for 90-day terms.

         The Company performed a sensitivity analysis to assess the potential effect of commodity price risk and interest rate risk and determined that the effect, if any, of reasonably possible near-term changes in NYMEX oil prices or interest rates on the Company's financial position, results of operations and cash flow should not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on February 15, 2000 to vote on one proposition: to approve the issuance of (a) 250,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Shares"), to III Exploration, in exchange for certain oil and gas producing properties primarily located in the Uinta Basin of Utah; and (b) shares of Common Stock, par value $.01 per share (the "Common Stock"), upon the potential conversion of the Preferred Shares. The table below depicts the votes cast for, against and abstained.

                      Votes For       Votes Against      Votes Abstained
                      ---------       -------------      ---------------
                      5,202,076          18,720               9,900

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PETROGLYPH ENERGY, INC.



                                     By:    /s/ Robert C. Murdock
                                            ------------------------------------
                                            Robert C. Murdock
                                            President & Chief Executive Officer



                                     By:    /s/ Tim A. Lucas
                                            ------------------------------------
                                            Tim A. Lucas
                                            Vice President & Chief Financial
                                              Officer



Date:   May 15, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27            Financial Data Schedule