Form 10-Q
period 2000-06-30
PETROGLYPH ENERGY INC
filed 2000-08-15
CIK 1038052

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                       or

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

         As of July 31, 2000, 6,458,333 shares of Common Stock, par value $.01 per share, of Petroglyph Energy, Inc. were outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Forward Looking Information and Risk Factors...........................................................   1

                                   PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 ..................   2
               Consolidated Statements of Operations for the Three Months and Six Months Ended
                      June 30, 2000 and 1999...........................................................   3
               Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2000 and 1999...........................................................   4
               Notes to Consolidated Financial Statements..............................................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........   8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................  13


                                    PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................................................  14

               Signatures..............................................................................  15

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

 ITEM 1.       FINANCIAL STATEMENTS

                             PETROGLYPH ENERGY, INC.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                     JUNE 30,      DECEMBER 31,
                                                                       2000            1999
                                                                   ------------    ------------
                                                                    (Unaudited)      (Audited)
                                  ASSETS

Current Assets:
     Cash and cash equivalents                                     $        655    $      1,742
     Accounts receivable:
        Oil and natural gas sales                                         1,013             656
        Joint interest billing                                               21              34
        Other                                                               111              87
     Inventory                                                            1,468           1,489
     Prepaid expenses                                                        76             138
                                                                   ------------    ------------
            Total Current Assets                                          3,344           4,146
                                                                   ------------    ------------
Property and Equipment, successful efforts method at cost:
        Proved properties                                                42,474          38,836
        Unproved properties                                              11,964          11,769
        Pipelines, gas gathering and other                               10,570          10,424
                                                                   ------------    ------------
                                                                         65,008          61,029
     Less:  Accumulated depletion, depreciation and amortization        (13,503)        (12,516)
                                                                   ------------    ------------
        Property and equipment, net                                      51,505          48,513
     Other assets, net of  accumulated amortization                         291             288
                                                                   ------------    ------------
            Total Assets                                           $     55,140    $     52,947
                                                                   ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities:
        Trade                                                      $        817    $        635
        Oil and natural gas sales                                           122             116
        Current portion of long-term debt                                15,884             917
        Other                                                             2,225             509
                                                                   ------------    ------------
            Total Current Liabilities                                    19,048           2,177
                                                                   ------------    ------------

Long-term Debt                                                               --          14,953
Stockholders' Equity:
     Common Stock, par value $.01 par share; 25,000,000 shares
     authorized; 6,458,333 shares issued and outstanding                     65              65
     Preferred Stock, convertible; 250,000 shares outstanding             2,500              --
     Paid-in capital                                                     48,195          48,195
     Retained earnings (deficit)                                        (14,668)        (12,443)
                                                                   ------------    ------------
        Total Stockholders' Equity                                       36,092          35,817
                                                                   ------------    ------------
            Total Liabilities and Stockholders' Equity             $     55,140    $     52,947
                                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC.
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                                --------------------------    --------------------------
                                                                    2000           1999          2000             1999
                                                                -----------    -----------    -----------    -----------
Operating Revenues:
    Oil sales                                                   $     1,479    $       603    $     3,146    $     1,220
    Natural gas sales                                                   193            305            409            625
    Other                                                               (17)            62            (22)           141
                                                                -----------    -----------    -----------    -----------
       Total operating revenues                                       1,655            970          3,533          1,986
Operating Expenses:
    Lease operating                                                   1,147            450          2,409            951
    Production taxes                                                    223             64            350            100
    Exploration costs                                                    --             --             --             --
    Depletion, depreciation and amortization                            478            376            987            825
    General and administrative                                          908            429          1,348            904
                                                                -----------    -----------    -----------    -----------
       Total operating expenses                                       2,756          1,319          5,094          2,780
                                                                -----------    -----------    -----------    -----------
       Operating loss                                                (1,101)          (349)        (1,561)          (794)

Other Income:
    Interest income (expense), net                                     (301)          (128)          (584)          (197)
    Gain on sales of property and equipment, net                         24            877             46            877
                                                                -----------    -----------    -----------    -----------
       Net income (loss) before income taxes                         (1,378)           400         (2,099)          (114)
Income Tax Expense (Benefit):
    Deferred                                                             --            156             --            (29)
    Current                                                              --             --             --             --
                                                                -----------    -----------    -----------    -----------
       Total income tax expense (benefit)                                --            156             --            (29)
                                                                -----------    -----------    -----------    -----------
    Net income (loss) before change in accounting principle          (1,378)           244         (2,099)           (85)
                                                                ===========    ===========    ===========    ===========

    Change in accounting principle (net of income tax effect)            --             --             --           (111)
                                                                -----------    -----------    -----------    -----------

    Net income (loss)                                           $    (1,378)   $       244         (2,099)   $      (196)
                                                                -----------    -----------    -----------    -----------
    Dividends earned on preferred stock                                (126)           --           (126)            --
    Net income (loss) available to common stockholders               (1,504)          244         (2,225)           (196)
                                                                ===========    ===========    ===========    ===========
    Net income (loss) per common share before change in
    accounting principle, basic and diluted                     $     (0.23)   $      0.04    $     (0.34)   $     (0.02)
    Net income (loss) per common share from change in
    accounting principle                                        $        --    $        --    $        --    $     (0.02)
                                                                -----------    -----------    -----------    -----------
    Net income (loss) per common share, basic and diluted       $     (0.23)   $      0.04    $     (0.34)   $     (0.04)
                                                                ===========    ===========    ===========    ===========


Weighted average common shares outstanding                        6,458,333      5,458,333      6,458,333      5,458,333
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

                             PETROGLYPH ENERGY, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                          ------------------
                                                                            2000      1999
                                                                          -------    -------
Operating Activities:
     Net loss                                                             $(2,225)   $  (196)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
        Depletion, depreciation and amortization                            1,010        825
        Gain on sales of property and equipment, net                          (46)      (877)
        Expense of capitalized organization costs due to change in
          accounting principle                                                 --        173
        Deferred taxes                                                         --        (91)
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                           (379)       897
        Increase (decrease) in inventory                                      (11)      (293)
        (Increase) decrease in prepaid expenses                                62         82
        Increase (decrease) in accounts payable and accrued liabilities     1,904     (1,617)
                                                                          -------    -------
            Net cash provided by (used in) operating activities               315     (1,097)
                                                                          -------    -------
Investing Activities:
     Proceeds from sales of property and equipment                             77      1,475
     Additions to oil and natural gas properties, including
        exploration costs                                                  (3,834)    (1,398)
     Additions to pipelines, natural gas gathering and other                 (145)      (526)
                                                                          -------    -------
        Net cash used in investing activities                              (3,902)      (449)
                                                                          -------    -------
Financing Activities:
     Proceeds from issuance of equity, and draws on notes payable           2,500        500
     Payments on notes payable                                                 --         --
     Payments for financing costs                                              --        (15)
                                                                          -------    -------
        Net cash provided by financing activities                              --        485
                                                                          -------    -------
            Net decrease in cash and cash equivalents                      (1,087)    (1,061)
Cash and Cash Equivalents, beginning of period                              1,742      2,008
                                                                          -------    -------
Cash and Cash Equivalents, end of period                                  $   655    $   947
                                                                          =======    =======


         See accompanying notes to consolidated financial statements.

                             PETROGLYPH ENERGY, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

         The accompanying consolidated financial statements of Petroglyph, with the exception of the consolidated balance sheet at December 31, 1999, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2000, and the related results of operations for the periods ended June 30, 2000 and 1999. These interim results are not necessarily indicative of results for a full year.

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

(2)      SIGNIFICANT EVENTS

         On May 3, 2000, the Company received a proposal from Intermountain to purchase the approximately 2.7 million shares of common stock of Petroglyph that it does not already indirectly own through III Exploration for $2.20 per share. In response to the offer, an independent committee of the Petroglyph Board of Directors was formed (the "Special Committee"). The Special Committee was authorized by the Board of Directors to employ counsel and a financial advisor to evaluate the fairness of the offer, consider alternatives and handle all negotiations with Intermountain concerning the proposed purchase of the shares.

         At a meeting of the Board of Directors held on June 20, 2000, the Special Committee reported to the Board of Directors that, after negotiations between the Special Committee and representatives of Intermountain, Intermountain had increased its offer to $2.85 per share, and the Special Committee recommended that the Board of Directors approve the terms of a proposed merger agreement. The merger agreement was approved by the Board, subject to stockholder approval, and executed on June 20, 2000.

         As previously reported, the funding of the Company's 2000 development plans was dependent upon its ability to realize proceeds from future asset sales, replace its existing credit facility, raise equity capital and increase its operating cash flow, whether as a result of successful operations in the Uinta Basin and Raton Basin or from acquisitions. The Company's inability to obtain such funds has forced the Company to delay its 2000 development plans. During the first quarter of 2000, the Company continued its pursuit of finding additional sources of financing, including selling assets and refinancing its senior credit facility or replacing its senior lender; however, the Company has been unsuccessful.

         Additionally, on May 30, 2000, the Company was formally notified that The Chase Manhattan Bank ("Chase") had redetermined the borrowing base under the Company's credit agreement (the "Credit Agreement"), resulting in a reduction to $9.0 million. As a result of that redetermination, under the Credit Agreement the Company had 90 days to reduce the outstanding balance from $11.0 million to $9.0 million. The Company did not have sufficient cash to pay down the $2 million required by Chase in connection with the redetermination. Since the Company also had no assurance that Chase would provide the Company with a waiver if it was unable to reduce the balance by August 28, 2000, the Company asked III Exploration to provide the Company with financial assistance, which it subsequently agreed to do. As a result of its discussions with III Exploration, the Company authorized III Exploration to contact Chase regarding a possible guarantee of the Company's obligations under the Credit Agreement. Chase refused to accept III Exploration's guarantee and encouraged III Exploration to purchase the loan from Chase. As a result, on July 14, 2000, III Exploration's parent company, Intermountain, purchased at par the outstanding indebtedness and assumed Chase's rights and obligations under the Credit Agreement. Intermountain did not change any of the terms and conditions of the Credit Agreement but, following the closing of that transaction loaned the Company an additional $2.0 million to meet its current obligations. The Company has been advised that this advance was made in anticipation of the successful completion of the proposed merger with III Exploration and was specifically intended to preserve the Company's asset values for the period of time after the merger. The Company was further advised that any future advances that Intermountain may consider will only be made if Intermountain believes they are necessary to preserve the Company's asset values.

         On June 8, 2000, the Company received $800,000 from III Exploration under the terms of an Agreement and Bill of Sale and Assignment of Proceeds, which assigned to III Exploration the rights from proceeds of oil and natural gas sales. The funds were used to cover past due accounts payable and hedge obligations. On July 28, 2000, $1 million was advanced from III Exploration under a similar assignment agreement to provide needed working capital until additional long-term financing could be arranged. Both advances were repaid from the proceeds of oil and natural gas sales.

         The Company has been advised that III Exploration intends to vote all of the shares of the Company's common stock in favor of the proposed merger with a subsidiary of III Exploration. As a result, the Company anticipates that the transaction will be approved. If however the merger is not completed for any reason, the Company will likely not be able to meet its credit obligations originally provided for under the Credit Agreement, which III Exploration's affiliate purchased, nor carry out its 2000 development plan since there can be no assurance that any additional financing will be available to the Company on acceptable terms or at all.

(3)      LONG-TERM DEBT

         Effective September 30, 1998, the Company entered into the Credit Agreement with Chase. The Credit Agreement established a credit facility for the Company of up to $50 million with a two-year revolving line and a borrowing base to be redetermined quarterly. The revolving credit facility expires on September 30, 2000, at which time all outstanding balances will convert to a term loan expiring on September 30, 2003. Interest on outstanding borrowings is calculated, at the Company's option, at either Chase's prime rate or the London Interbank Offer Rate plus a margin determined by the amount outstanding under the facility.

         In order to finance the acquisition of the remaining 50% working interest in the Antelope Creek Field in the Uinta Basin of Utah (the "Antelope Creek Acquisition") from its non-operated working interest partner, the Company entered into Amendment No. 1 to the Credit Agreement with Chase, dated as of August 20, 1999, pursuant to which the Company borrowed an additional $2.5 million.

         During August 1999, in conjunction with the Antelope Creek Acquisition, the borrowing base was increased to $11.0 million and the quarterly redetermination scheduled for September 30, 1999 was waived. The redetermination scheduled for December 31, 1999 resulted in no change to the borrowing base. The next redetermination was scheduled to occur on or before March 31, 2000.

         At March 31, 2000, the Company was out of compliance with both the minimum fixed charge coverage ratio and minimum current ratio covenants as provided in the Credit Agreement. Chase granted a one-time waiver of default with respect to such covenants.

         On May 30, 2000, the Company was formally notified that Chase had redetermined the borrowing base, resulting in a reduction in the borrowing base to $9.0 million. As a result of that redetermination, under the Credit Agreement, the Company had 90 days to reduce the outstanding balance from $11.0 million to $9.0 million. On July 14, 2000, Intermountain, purchased at par the outstanding indebtedness and assumed Chase's rights and obligations under the Credit Agreement and did not change any of the terms and conditions of the Credit Agreement. Following the closing of that transaction, Intermountain loaned the Company an additional $2.0 million to meet its current obligations.

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

         At June 30, 2000, the Company remained out of compliance with both the minimum fixed charge coverage ratio (1.25 to 1) and the minimum current ratio (1 to 1) covenants as provided in the Credit Agreement. The Company had a fixed charge ratio of (.07) and a current ratio of .18. Accordingly, the debt outstanding under the Credit Agreement is classified as current in the consolidated balance sheet. As a result of the Company's default under financial covenants in the Credit Agreement, the Company is also in default under the Notes pursuant to the cross default provisions of the Note Agreement and has classified the Notes as current in the consolidated balance sheet. The Company has been advised that Intermountain has no intention of declaring the default or calling the Notes or the Credit Agreement at this time.

(4)      COMMITMENTS

         The Company has hedged a portion of its future production with crude oil collars based on a floor price and a ceiling price indexed to the NYMEX light crude future settlement price. Oil hedge contracts currently in place are:

          DURATION                  VOLUME            FLOOR      CEILING
          --------                  ------            -----      -------
July 2000 - December 2000      12,000 Bbl/month       $17.00     $20.00
July 2000 - September 2000      6,000 Bbl/month       $20.00     $23.00
July 2000 - September 2000      4,000 Bbl/month       $23.00     $31.70
October 2000 - December 2000   10,000 Bbl/month       $22.00     $27.00

         The Company has contracted for the sale of its natural gas production and taken hedge positions to effect the following volumes and prices:

        DURATION                    VOLUME                  AVERAGE PRICE
        --------                    ------                  -------------
July 2000 - September 2000         700 MMBtu/day       $2.01 MMBtu ($2.33 Mcf)
July 2000 - March 2001           1,000 MMBtu/day       $2.2425 MMBtu ($2.39 Mcf)


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

         During July 1998, the Company entered into an agreement with Colorado Interstate Gas Company ("CIG") whereby CIG agreed to install approximately 37 miles of 10-inch steel pipeline from near Trinidad, Colorado to the Company's Raton Basin coalbed methane development area approximately 6 miles southwest of Walsenburg, Colorado. The pipeline was placed in service in January 1999 with a delivery capacity of approximately 50 MMcf per day and would provide the Company primary access to mid-continent markets for its future coalbed methane production. The Company has committed to pay CIG a minimum transportation charge equivalent to $0.325 per Mcf for the daily agreed volumes described below less $0.02 per Mcf for any unused transportation capacity beginning February 1, 1999 and ending January 31, 2111. The commitment begins at a minimum volume of 2,000 Mcf per day and increases after each three-month period by 1,000 Mcf per day, with a maximum commitment of 10,000 Mcf per day. At the end of the first two-year period the Company has the option to: 1) continue the agreement with a minimum volume of 16,000 Mcf per day, 2) increase the minimum volume to 32,000 Mcf per day, or 3) eliminate the commitment. The cost of eliminating the commitment is the cost of the pipeline ($6.4 million) less a credit applied for the Company's Raton Basin commercial gas production up to 16,000 Mcf per day. This cost could be applied as a credit to transportation elsewhere on CIG's system. The Company can reduce the minimum monthly commitment by selling its available pipeline capacity at market rates. Net commitment fees paid to CIG totaling $145,818 and $301,107 for the three-month and six-month periods ending June 30, 2000, are reflected as lease operating expense in the Company's consolidated statements of operations.

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

OPERATING DATA

        The following table sets forth certain operating data of the Company for the periods presented.

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                          -------------------------   -------------------------
                                              2000          1999          2000          1999
                                          -----------   -----------   -----------   -----------
Production Data:
     Oil (Bbls) .......................        83,113        42,879       172,343        93,491
     Natural gas (Mcf) ................       110,470       157,506       222,386       329,005
     Total (BOE) ......................       101,525        69,130       209,407       148,325

Average Daily Production:
     Oil (Bbls) .......................           913           471           947           517
     Natural gas (Mcf) ................         1,214         1,731         1,222         1,818
     Total (BOE) ......................         1,115           760         1,151           819

Average Sales Price per Unit (1):
     Oil (per Bbl) (2) ................   $     17.79   $     14.07   $     18.25   $     13.05
     Natural gas (per Mcf) ............   $      1.75   $      1.94   $      1.84   $      1.90

Costs Per BOE:
     Lease operating expenses .........   $     11.30   $      6.50   $     11.50   $      6.41
     Production and property taxes ....   $      2.20   $      0.93   $      1.67   $      0.67
     Depletion, depreciation and
        Amortization ..................   $      4.71   $      5.44   $      4.71   $      5.56
     General and administrative .......   $      6.44   $      6.21   $      8.94   $      6.10


(1)     Before deduction of production taxes.
(2) Excluding the effects of crude oil hedging transactions, the weighted average sales price per Bbl of oil was $25.49 and $11.38 for the three six months, and $25.24 and $14.07 for the three months ended June 30, 2000 and 1999, respectively.

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

         One gross (.5 net) well was plugged and abandoned in South Texas during the six months ended June 30, 2000. This compares with no wells drilled or completed during the six months ended June 30, 1999.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         OPERATING REVENUES

         Operating revenues for the quarter ended June 30, 2000, increased 71% to $1,655,000 compared to $970,000 for the same period in 1999. Oil prices during the second quarter of 2000 increased $3.72 (26%) to $17.79 per barrel compared to the second quarter of 1999. This price includes a hedge loss of $7.23 per barrel in 2000 compared to a hedge loss of $0.31 per barrel in 1999. Gas prices per Mcf after hedge impact declined 10% to $1.75 per Mcf. The 2000 gas price included a hedge loss of $0.93 per Mcf for the quarter. There was no gas hedge effect in the 1999 period.

         Oil sales volumes increased 94%, or 40,234 barrels, to 83,113 barrels for the quarter ended June 30, 2000, compared to the same period in 1999. The 2000 volumes include 35,072 barrels attributable to the purchase of 50% working interest in Antelope Creek in August 1999 and 12,971 barrels from the III Exploration acquisition in the fourth quarter of 1999. Gas sales volumes fell 30% to 110,470 Mcf for the second quarter of 2000 compared to 157,506 Mcf for the second quarter of 1999. Sales of 34,079 Mcf, added by the III Exploration properties, were more than offset by declines of 142,154 Mcf (68%) in Texas. Utah gas sales volumes were reduced 101,446 Mcf (60%) between periods, which was attributed to normal gas production declines associated with increased reservoir pressure due to waterflood activity inhibiting free gas from breaking out of the oil solution.

         OPERATING EXPENSES

         Lease operating expense for the second quarter of 2000 was $697,000 (155%) greater than the comparable period in 1999. Second quarter 2000 lease operations included significant categories of cost totaling $750,000, which were not present in the 1999 period: $100,000 in compressor rentals attributable to the sale of compression facilities in Antelope Creek and Texas in 1999, $446,000 representing lease operating expenses for 50% of Antelope Creek Field purchased in 1999, $49,000 in lease operating expenses on properties acquired from III Exploration, and $155,000 in CIG commitment fees. As a result of these increases, average LOE rose $4.80 to $11.30 per barrel.

         Severance taxes increased 248% to $223,000 for the second quarter of 2000 compared to $64,000 for the same period of 1999. This increase is in step with the increase in the value of oil and gas sales between periods before the effect of hedge losses and gains.

         Depreciation, depletion, and amortization charges for the second quarter of 2000 increased $101,730 (27%) to $477,762 compared to the second quarter of 1999. These charges are calculated on oil and gas sales volumes, which were greater in the 2000 period. Depreciation, depletion, and amortization expense per barrel declined $.73 (13%) between periods.

         Second quarter 2000 general and administrative expense increased 111% to $908,000 compared to the same period in 1999. Merger expenses of $434,000 account for 101% of the increase.

         OTHER INCOME (EXPENSE)

         Other revenue and expense, primarily net gas transportation costs, declined to a $16,932 loss for the second quarter of 2000 from $62,000 income for the same period of 1999. Third party gas for transport declined significantly in both Texas and the Uinta Basin in the second quarter of 2000 and transportation revenues in Texas were significantly less than transportation costs.

         Net interest expense for the second quarter of 2000 was $301,000, compared to net interest expense of $128,000 for second quarter 1999. This reflects the increase in corporate debt between periods.

         The Company recorded no tax benefit in the second quarter, compared to tax expense in the second quarter of 1999 of $156,000. The tax expense in 1999 was primarily the result of a gain from the sale of compressors.

         Six Months Ended June 30, 2000 Compared to Six Months Ended
June 30, 1999

         OPERATING REVENUES

         Oil revenues of $3,146,000 for the first six months of 2000 were 158% above oil revenues for the first half of 1999. The volume of oil sold increased 78,900 barrels (84%) compared to the same period in 1999, due to the acquisition of the remaining 50% working interest in Antelope Creek and oil sales from the Property Acquisition of III Exploration. The Company's average realized oil price increased 40% to $18.25 per barrel in the first half of 2000 from $13.05 for the same period in 1999.

         Gas volumes in the first half of 2000 decreased 32% to 222,386 Mcf compared to 329,004 Mcf for the same period in 1999. Gas volumes in the Antelope Creek Field decreased in tandem with oil volumes. Gas sales from wells drilled in the Helen Gohlke Field in 1999 also declined compared to the same period in 1999. The average sales price for the first half of 2000 declined $0.06 to $1.84 (hedge adjusted) compared to $1.90 for the same period in 1999. The overall result was a 35% decrease in gas revenues to $409,000 in the first half of 2000 compared to $625,000 in 1999.

         OPERATING EXPENSES

         Lease operating expenses through June 30, 2000 were $1,458,000, or 153% greater than for the first six months of 1999, due primarily to the acquisition of the remaining 50% working interest in Antelope Creek, the Property Acquisition of III Exploration and the CIG commitment fees. Lease operating costs rose 79% to $11.50 per BOE for the first half of 2000 compared to $6.41 for the same period in 1999.

         Depreciation, depletion and amortization expense for the first half of 2000 was $987,000 compared to $825,000 through June 30, 1999. Decline in sales volume during the period caused depreciation, depletion and amortization expense to decrease 15% to $4.71 per BOE for the first six months of 2000 compared with $5.56 per BOE for the first half of 1999.

         General and administrative expense increased $444,000 (49%) to $1,348,000 for the first half of 2000 compared to the same period in 1999 due primarily to merger related costs.

         OTHER INCOME (EXPENSE)

         Net interest expense for the first half of 2000 was $584,000 compared to $197,000 net interest expense for the same period in 1999.

         Gain on sales of equipment decreased from $877,000 in the first half of 1999 to $46,000 for the first half of 2000. During the first half of 2000, the Company realized cash of $77,374 from the sale of surplus inventory, while in the first half of 1999 compressors were sold for $1,393,000.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW AND WORKING CAPITAL

         Cash provided by operating activities was $315,000 during the first half of 2000. Accounts receivable, principally oil and gas receivables increased $379,000. Current payables accounted for $1,778,000 of the cash flow. In addition, $15,884,000, representing the total amount of the Company's outstanding debt, was reclassified from long-term liabilities to Current Portion of Long-Term Debt. As of June 30, 2000, the Company was out of compliance with both the current ratio and the fixed charge coverage ratio covenants provided in the Credit Agreement. On July 14, 2000, Intermountain purchased at par the Chase loan. Because the Company is in default under the Credit Agreement, and because it converts in December 2000 to a term loan requiring quarterly principal payments of approximately $916,666 and no alternative financing is imminent, the total amount of the debt is classified as current. However on July 17, 2000, Intermountain advanced under the Credit Agreement $2 million to the Company to cover current working capital requirements. The Company has been advised that this advance was made in anticipation of the successful completion of the merger and was specifically intended to preserve the Company's asset values for the period of time after the merger. The Company has also been advised that any future advances that Intermountain may consider will only be made if Intermountain believes they are necessary to preserve the Company's asset values for the period of time after the merger.

         CAPITAL EXPENDITURES

         During the first half of 2000, the Company converted one gross and net producing well in the Antelope Creek Field to water injection status. Depending on available capital the Company intends to spend up to $6.0 million converting as many as 26 wells to water injection status and drilling up to eight new wells during the remainder of 2000 to increase the field-wide water injection pattern and enhance production.

         In the first half of 2000, the Company completed three gross and (three net) wells previously drilled in the Bear Creek area of the Raton Prospect. The 2000 development plan calls for drilling two additional wells in the Pilot Project/Little Creek area and three wells in the Bear Creek area and complete three previously drilled wells for total costs of $2.3 million.

         During the first half of 2000, the Company plugged and abandoned one gross (.5 net) well in the Helen Gohlke Field in Victoria and Dewitt Counties, Texas. This property, which is non-core to the Company's reserve development strategy, is currently offered for sale.

         On February 18, 2000, the Company exchanged 250,000 shares of Series A Convertible Preferred Stock for non-operated working interests in oil and gas properties owned by III Exploration and primarily located in the Uinta Basin of Utah. The Company anticipates that the Property Acquisition of III Exploration will provide cash flow of approximately $900,000 during the first year and that proved developed producing reserves will increase 15%, or 400,000 BOE, from December 31, 1999 levels.

         FINANCING

         As previously reported, the funding of the Company's 2000 development plans was dependent upon its ability to realize proceeds from future asset sales, replace its existing credit facility, raise equity capital and increase its operating cash flow, whether as a result of successful operations in the Uinta Basin and Raton Basin or from acquisitions. The Company's inability to obtain such funds has forced the Company to delay its 2000 development plans. During the first quarter of 2000, the Company has continued its pursuit of finding additional sources of financing, including selling assets and refinancing its senior credit facility or replacing its senior lender; however the Company has been unsuccessful.

         Additionally, on May 30, 2000, the Company was formally notified that Chase had redetermined the borrowing base under the Credit Agreement, resulting in a reduction to $9.0 million. As a result of that redetermination, under the Credit Agreement the Company had 90 days to reduce the outstanding balance from $11.0 million to $9.0 million. The Company did not have sufficient cash to pay down the $2 million required by Chase in connection with the redetermination. Since the Company also had no assurance that Chase would provide the Company with a waiver if it was unable to reduce the balance by August 28, 2000, the Company asked III Exploration to provide the Company with financial assistance, which it subsequently agreed to do. As a result of its discussions with III Exploration, the Company authorized III Exploration to contact Chase regarding a possible guarantee of the Company's obligations under the Credit Agreement. Chase refused to accept III Exploration's guarantee and encouraged III Exploration to purchase the loan from Chase. As a result, on July 14, 2000, III Exploration's parent company, Intermountain, purchased at par the outstanding indebtedness and assumed Chase's rights and obligations under the Credit Agreement. Intermountain did not change any of the terms and conditions of the Credit Agreement but, following the closing of that transaction loaned the Company an additional $2.0 million to meet its current obligations. The Company has been advised that this advance was made in anticipation of the successful completion of the proposed merger with III Exploration and was specifically intended to preserve the Company's asset values for the period of time after the merger. The Company was further advised that any future advances that Intermountain may consider will only be made if Intermountain believes they are necessary to preserve the Company's asset values.

         On June 8, 2000, the Company received $800,000 from III Exploration under the terms of an Agreement and Bill of Sale and Assignment of Proceeds, which assigned to III Exploration the rights from proceeds of oil and natural gas sales. The funds were used to cover past due accounts payable and hedge obligations. On July 28, 2000, $1 million was advanced from III Exploration under a similar assignment agreement to provide needed working capital until additional long-term financing could be arranged. Both advances were repaid from the proceeds of oil and natural gas sales.

         The Company has been advised that III Exploration intends to vote all of the shares of the Company's common stock in favor of the proposed merger with a subsidiary of III Exploration. As a result, the Company anticipates that the transaction will be approved. If however the merger is not completed for any reason, the Company will likely not be able to meet its credit obligations originally provided for under the Credit Agreement, which III Exploration's affiliate purchased, nor carry out its 2000 development plan since there can be no assurance that any additional financing will be available to the Company on acceptable terms or at all.

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

         At June 30, 2000, the Company was out of compliance with both the minimum fixed charge coverage ratio (1.25 to 1) and the minimum current ratio (1 to 1) covenants as provided in the Credit Agreement. The Company had a fixed charge ratio of (.07) and a current ratio of .18. Accordingly, the debt outstanding under the Credit Agreement is classified as current in the consolidated balance sheet. As a result of the Company's non-compliance with financial covenants in the Credit Agreement, the Company is also in default under the Notes pursuant to the cross default provisions of the Note Agreement and has classified the Notes as current in the consolidated balance sheet.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 2000, the Company currently has oil and gas hedge contracts in place as further described in Note 4 (Commitments) to Consolidated Financial Statements. These arrangements could be classified as derivative commodity instruments subject to commodity price risk. The Company uses hedging contracts to manage its price risk and limit exposure to short-term fluctuations in commodity prices. However, should NYMEX oil prices rise above the ceiling prices in effect for the periods mentioned above, the Company would not receive the marginal benefit of oil prices in excess of the ceiling prices.

         Additionally, the Company is subject to interest rate risk, as $11.0 million owed at June 30, 2000, under the Company's revolving credit facility accrues interest at floating rates tied to LIBOR. The Company's current average rate is approximately 9.234%, locked in for 90-day terms.

         The Company performed a sensitivity analysis to assess the potential effect of commodity price risk and interest rate risk and determined that the effect, if any, of reasonably possible near-term changes in NYMEX oil prices or interest rates on the Company's financial position, results of operations and cash flow should not be material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

              10.1 Seconded Amended and Restated Loan Agreement dated September 30, 1998 by and between Petroglyph Energy, Inc.
                        and The Chase Manhattan Bank.

              10.2 Assignment of Note, Documents and Liens dated July 14, 2000 by and between The Chase Manhattan Bank, Intermountain Industries, Inc. and Petroglyph Energy, Inc.

              27.1     Financial Data Schedule

(b)      Reports Submitted on Form 8-K:

                  Form 8-K filed June 22, 2000 (reporting the signing of a merger agreement with III Exploration Company).

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

                                         PETROGLYPH ENERGY, INC.


                                         By: /s/ Robert C. Murdock
                                             -----------------------------------
                                             Robert C. Murdock
                                             President & Chief Executive Officer



                                         By: /s/ S. Ken Smith
                                             -----------------------------------
                                             S. Ken Smith
                                             Chief Financial Officer

Date:   August 15, 2000

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------
         10.1     Seconded Amended and Restated Loan Agreement dated September
                  30, 1998 by and between Petroglyph Energy, Inc. and The Chase
                  Manhattan Bank.

         10.2 Assignment of Note, Documents and Liens dated July 14, 2000 by and between The Chase Manhattan Bank, Intermountain
                  Industries, Inc. and Petroglyph Energy, Inc.

         27.1     Financial Data Schedule